Form 10QSB
period 1995-03-31
BUTTON GWINNETT FINANCIAL CORP
filed 1995-05-18
CIK 813613

FORM 10-QSB

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549
           _
          |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended March 31, 1995
           _
          |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                ACT

                         For the transition period from _______ to ________

                         Commission file number 33-13714-A

                             BUTTON GWINNETT FINANCIAL CORPORATION
                    (Exact name of registrant as specified in its charter)

             GEORGIA                                             58-1766331
     (State or Other Jurisdiction of                          (I.R.S Employer
     Incorporation or Organization)                         Identification No.)

                PO BOX 1230, 150 S. PERRY STREET, LAWRENCEVILLE, GA 30246-1230
                     (Address of Principal Executive Offices)     (Zip Code)

                                        (404) 963-6665
                       (Issuer's Telephone Number, including Area Code)

                         2230 SCENIC HIGHWAY, SNELLVILLE, GEORGIA  30278
                     (Former name, former address and former fiscal year,
                                 if changed since last report)

          Check whether the issuer (1) filed all reports required to be filed by
          Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.













                                     Yes ______   No______

                             APPLICABLE ONLY TO CORPORATE ISSUERS

           Class                                Outstanding at March 31, 1995
     -------------------------                 ------------------------------
      Common Stock, $.01 Par Value                            1,384,637


























































                      BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARIES

                                             INDEX

     Part I.   Financial Information                                Page No.

           Consolidated Balance Sheet - March 31, 1995                    3

           Consolidated Statements of Income - Three Months
           Ended March 31, 1995 and 1994                                  4

           Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1995 and 1994                     5

           Notes To Consolidated Financial Statements                     6

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations              7 - 8

     Part II.  Other Information

           Item 4 - Any matter submitted to the security
                    holders for a vote                                    10
            Item 6 - Exhibits and reports on Form 8-K                     10










































                      BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                       (UNAUDITED)
                                                                     March 31
          ASSETS                                                       1995

          Cash and due from banks                                $  9,247,022
          Bank owned certificates of deposit                          300,000
          Investment securities, approximate market value
            of $21,801,661                                         22,206,387
          Federal funds sold                                        4,045,000

              Total Cash and Investments                           35,798,409

          Loans                                                    98,039,817
            Less reserve for loan losses                           (1,563,418)

              Net loans                                            96,476,399

          Premises & equipment, net                                 4,433,092
          Other assets                                              1,588,027

          TOTAL ASSETS                                           $138,295,927
                                                                 ============

          LIABILITIES & STOCKHOLDERS' EQUITY

          Deposits:
            Demand                                                $31,842,703
            Interest-bearing demand                                31,467,278
            Savings                                                 6,215,394
            Certificates of deposit                                51,380,365

              Total deposits                                     $120,905,740

          Other liabilities                                         2,573,782

                   Total liabilities                             $123,479,522

          Stockholders' Equity
            Common stock $.01 par, 5,000,000 authorized;
              1,527,539 shares issued                                 $15,275
            Surplus                                                15,650,854
          Retained earnings                                           687,599
                                                                 $ 16,353,728
            Less cost of shares acquired for the treasury,
              142,902 shares                                        1,537,323
                   Total stockholders' equity                      14,816,405

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $138,295,927
                                                                 ============















                        BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                            (UNAUDITED)
                                                   Three Months Ended
                                                         March 31
                                                 1995             1994
       Interest income:
         Interest & fees on loans                $2,630,331        $1,896,189
         Interest on taxable investments            291,762           260,158
         Interest on tax free investments            52,774            52,635

                                                 $2,974,867        $2,208,982

          Interest expense:
            Deposits                               $907,225          $708,491

                                                   $907,225          $708,491

          Net interest income before provision   $2,067,642        $1,500,491
               for loan losses
          Provision for loan loss                   150,000            30,000

            Net interest income                  $1,917,642        $1,470,491

          Other income
            Service charges on deposit accounts    $153,424          $141,314
            Other income                             67,972           111,393

                                                   $221,396          $252,707

          Other expense
            Salaries & employee benefits           $555,050          $452,680
            Occupancy and equipment expense         126,872           149,185
            Other operating expenses                371,517           371,297

                                                 $1,053,439          $973,162

     Net income before applicable income taxes   $1,085,599          $750,036
        Applicable income taxes                     398,000           240,000

            Net income                             $687,599          $510,036

     Net income per share of common stock             $0.50             $0.34
                                                 ==========       ===========
     Dividends per share of common stock              $0.00             $0.30
                                                 ==========       ===========




















                    BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                                          Three Months Ended
                                                                March 31
                                                           1995          1994
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                          $687,599      $510,036
     Adjustments to reconcile net income to net
       cash provided by operating activities
       Depreciation                                        57,925        62,343
       Provision for loan losses                          150,000        30,000
       (Increase) decrease in accrued                      92,215       (41,786)
         interest receivable
       Increase (decrease) in accrued                      80,745        37,828
         interest payable
       Other prepaids, deferrals and accruals, net      1,564,323       196,839

         Total adjustments                             $1,945,208      $285,224

     Net cash provided by operating activities         $2,632,807      $795,260

     CASH FLOWS FROM INVESTING ACTIVITIES
       Decrease in bank owned CD's                             $0    $1,000,000
       Purchases of investment securities                       0    (3,052,177)
       Proceeds from the maturity of investment         1,455,227       785,000
         securities
       Purchases of premises and equipment, net           (29,267)      (29,854)
       Increase in loans, net                         (10,856,204)   (2,199,877)
       (Increase) decrease in federal funds sold, net  (1,100,000)    2,870,000

     Net cash (used in) investing activities         ($10,530,244)    ($626,908)

     CASH FLOWS FROM FINANCING ACTIVITIES
       Increase in deposits, net                       $9,854,295    $4,573,095

       Cash paid for treasury stock                      (795,946)            0
       Cash dividends paid to shareholders                      0      (436,508)
       Exercise stock options                                   0             0

     Net cash provided by financing activities         $9,058,349    $4,136,587
     Net increase in cash and due from banks           $1,160,912    $4,304,939

     Cash and due from banks, beginning of period       8,086,110     4,459,457

     Cash and due from banks, ending of period         $9,247,022    $8,764,396

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
       Interest                                          $826,480      $670,663
       Income taxes                                       $24,774       $65,767

     See Notes to Consolidated Financial Statements














                      BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (UNAUDITED)


     Note 1.   Basis of Presentation

               The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

              The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

     Note 2.   Adoption of New Accounting Principle

              On January 1, 1995, the Company adopted Statement of Financial Accounting Standard "SFAS" No. 114, "Accounting by Creditors for the Impairment of a Loan." SFAS No. 114 generally requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent.
              A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The adoption of SFAS 114 did not have a material effect on the company's consolidated financial statements.


































                      BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                   AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

     Financial Condition

     As of March 31, 1995, the Company experienced an increase in total assets of 9.06%, as compared to December 31, 1994. Total loans increased $10,712,388 during this period or approximately 12.49%. Deposits increased $9,854,295 or 8.87% during this period. The increases in total assets, loans and deposits are attributed to the improvement in the stability of the local economy, as well as the addition of three commercial officers to the staff.

     Liquidity

     As of March 31, 1995, the liquidity rate was 27.95%, which management considers to be adequate to meet the Company's funding needs. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities.

     Capital

     Banking regulations require the banks and bank holding companies to maintain minimum capital ratios to assets. At March 31, 1995, the Company's capital ratios on a combined basis exceeded the required ratios as follows:

                                                                 Regulatory
                                                    Actual       Requirement

            Leverage capital ratio                  10.71%           4.00%
            Risk based capital ratios:
            Core capital                            13.80%           4.00%
            Total capital                           15.06%           8.00%



























                       BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS

     Results of Operations

     Net interest income for the three months ended March 31, 1995 increased 37.80% to $2,067,642 over the $1,500,491 for the same period in 1994.
     Interest income for the three month period increased $765,885 or 34.67%, while interest expense increased $198,734 or 28.05%. The interest income increase was due to the significant increase in commercial loans that were produced by the commercial officers, as well as management efforts to move more of the assets into higher earning loans and tax free investments and out of the lower investments such as federal funds sold and other investments. The increase in interest expense is attributed to the increase in new interest bearing deposit accounts that have been opened as a result of the calling efforts of the commercial officers.

     Management increased the provision for loan losses during the three months ended March 31, 1995 to $150,000 as compared to $30,000 for the same period in 1994, primarily due to the increase in the amount of total loans outstanding. Based on management's assessment of the economic environment and prior charge-off and collection history, the reserve for loan loss is considered adequate to absorb future losses inherent in the portfolio.

     Total other income decreased approximately $31,311 or 12.39% to $221,396 as compared to $252,707 for the same period 1994. The increase in service charge is a result of increase in volume primarily from commercial checking accounts, which are subject to analysis charges. The decrease in other income is due to the reduction in rental income earned on other real estate during the same period in 1994. There was also a decrease in the amount of origination fees earned during the same period in 1994.

     Total other expenses increased to $1,053,439 or 8.25% over the $973,162 during the three months ended March 31, 1994. The increase in salaries and employee benefits was due to an addition of approximately nine employees to the staff over the same period in 1994. Occupancy and equipment expense decreased due to the closing of a branch office, of which rental expense was incurred during 1994.

     Net income increased for the three month period ended March 31, 1995 by $175,763 as compared to the same period in 1994. The increase is attributed to more efficient operations of the bank, improvement in the local economy and the increase in deposit and loan relationships.

     The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.
















                                     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BUTTON GWINNETT FINANCIAL CORPORATION


     Date: ____________                By:_________________________________
                                          Glenn S. White
                                          President
                                          (Principal Executive Officer)




     Date: ____________                By:_________________________________
                                          Andrew R. Pourchier
                                          Executive Vice President and
                                          Secretary-Treasurer
                                          (Principal Financial Officer)

















































           Item 4 - Any matter submitted to the security holders for a vote.

                  None


           Item 6 - Exhibits and reports on Form 8-K

                    (a)  Exhibits.

                         None.

                    (a)   Reports on Form 8-K.

                         None.