Form 10QSB/A
period 1995-03-31
BUTTON GWINNETT FINANCIAL CORP
filed 1995-07-05
CIK 813613

June 23, 1995



Filing Desk
Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C.  20549

RE:  Button Gwinnett Financial Corporation
     Form 10-QSB/A

Ladies and Gentlemen:

    On behalf of Button Gwinnett Financial Corporation, enclosed for filing is a diskette containing the Financial Data Schedule that was inadvertenly omitted from the Form-10QSB which was submitted on May 12, 1995.

     Please acknowledge receipt of the enclosures for filing by so indicating on the enclosed copy of this letter and returning it to the undersigned in the enclosed self addressed postage-paid envelope.

Sincerely,

BUTTON GWINNETT FINANCIAL CORPORATION



Monica L. Grafton