Form 10QSB
period 1995-06-30
BUTTON GWINNETT FINANCIAL CORP
filed 1995-08-15
CIK 813613

FORM 10-QSB

                                SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C.  20549
           _
          |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1995
           _
          |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
          ACT

                   For the transition period from _______ to ________

                   Commission file number 33-13714-A

                               BUTTON GWINNETT FINANCIAL CORPORATION
                     (Exact name of registrant as specified in its charter)

                      GEORGIA                                         58-
          1766331
          (State or Other Jurisdiction of                            (I.R.S
          Employer
          Incorporation or Organization)
          Identification No.)

                    P.O. BOX 1230, 150 S. PERRY STREET, LAWRENCEVILLE, GA 30246-1230
                       (Address of Principal Executive Offices)
          (Zip Code)

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

                                            Yes  XX      No

          APPLICABLE ONLY TO CORPORATE ISSUERS

                       Class                              Outstanding at
          June 30, 1995
          ----------------------------                ---------------------
          ------------
          Common Stock, $.01 Par Value
          1,384,537















































          BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY

          INDEX

          Part I.  Financial Information                               Page
          No.

                   Consolidated Balance Sheet - June 30, 1995
          3

                   Consolidated Statements of Income - Six Months
                   Ended June 30, 1995 and 1994 and Three Months
                   Ended June 30, 1995 and 1994
          4

                   Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 1995 and 1994
          5

                   Notes To Consolidated Financial Statements
          6

                   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         7
          - 9

          Part II. Other Information

                   Item 4 - Any matter submitted to the security
                   holders for a vote
          10

                   Item 6 - Exhibits and reports on Form 8-K
          10

                   Signatures
          11





























          BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
          CONSOLIDATED BALANCE SHEET
          (UNAUDITED)

          June 30
          ASSETS
          1995

          Cash and due from banks
          $10,506,984
          Bank owned certificates of deposit
          300,000
          Investment securities, approximate market value
            of $21,562,366
          21,771,032
          Federal funds sold
          17,485,000

              Total Cash and Investments
          50,063,016

          Loans
          105,285,174
            Less reserve for loan losses
          (1,706,422)

              Net loans
          103,578,752
          Premises & equipment, net
          4,382,926
          Other assets
          1,545,084


          $159,569,778

          LIABILITIES & STOCKHOLDERS' EQUITY
          Deposits:
            Demand                                                      $
          35,296,794
            Interest-bearing demand
          30,730,086
            Savings
          6,478,913
            Certificates of deposit
          69,724,902

              Total deposits
          $142,230,695

          Other liabilities
          2,185,963













                   Total liabilities
          $144,416,658

          Stockholders' Equity
            Common stock $.01 par, 5,000,000 authorized;
              1,527,539 shares issued                                    $
          15,275
            Surplus
          15,166,195
          Retained earnings
          1,510,263

                                                                        $
          16,691,733
            Less cost of shares acquired for the treasury,
              143,002 shares
          (1,538,613)

                   Total stockholders' equity
          15,153,120


          $159,569,778











































              BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)
                                              Three Months Ended     Six
          Months Ended
                                                    June 30
          June 30
                                               1995        1994        1995
          1994

          Interest income:
           Interest & fees on loans         $2,967,130  $2,058,283
          $5,597,461 $3,954,472
           Interest on taxable investments  $  404,307     292,114
          696,069    552,272
           Interest on tax free investments $   49,893      51,773
          102,667    104,408
                                            $3,421,330  $2,402,170
          $6,396,197 $4,611,152

          Interest expense:
           Deposits                         $1,195,094  $  707,774
          $2,102,319 $1,416,265

          Net interest income before
          provision for loan losses         $2,226,236  $1,694,396
          $4,293,878 $3,194,887
          Provision for loan loss             $150,000      35,000
          300,000     65,000

           Net interest income              $2,076,236  $1,659,396
          $3,993,878 $3,129,887

          Other income
           Service charges on
             deposit accounts               $  174,617  $  153,668 $
          328,041  $ 294,982
           Other income                         26,044      62,884
          94,016    174,277

                                            $  200,661  $  216,552 $
          422,057  $ 469,259

          Other expense
           Salaries & employee benefits     $  571,528  $  461,996
          $1,126,578  $ 914,676
           Occupancy and equipment expense      99,169     138,174
          226,041    287,359
           Other operating expenses            365,536     402,984
          737,053    774,281

                                            $1,036,233  $1,003,154
          $2,089,672 $1,976,316













          Net income before applicable
           income taxes                     $1,240,664  $  872,794
          $2,326,263 $1,622,830
          Applicable income taxes           $  418,000     309,500
          816,000    549,500

           Net income                       $  822,664  $  563,294
          $1,510,263 $1,073,330

          Net income per share of
           common stock                     $     0.59  $     0.39 $
          1.09  $    0.74

          Dividends per share of
           common stock                     $     0.30  $     0.30 $
          0.35  $    0.30


















































              BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                                               Six Months
          Ended June 30
                                                                   1995
          1994
          CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income                                           $1,510,263
          $1,073,330
          Adjustments to reconcile net income to net
            cash provided by operating activities
            Depreciation                                          115,939
          121,909
            Provision for loan losses                             300,000
          65,000
            (Increase) decrease in accrued interest receivable     27,780
          (108,310)
            Increase (decrease) in accrued interest payable       300,289
          57,305
            Other prepaids, deferrals and accruals, net         1,095,931
          451,687

              Total adjustments                                $1,839,939
          $ 587,591

          Net cash provided by operating activities            $3,350,202
          $1,660,921


          CASH FLOWS FROM INVESTING ACTIVITIES
            Decrease in bank owned CD's                        $        0
          $1,000,000
            Purchases of investment securities                    (89,418)
          (5,532,388)
            Proceeds from the maturity of investment securities 1,980,000 1,285,000
            Purchases of premises and equipment, net              (37,115)
          (69,596)
            Increase in loans, net                            (18,140,151)
          (5,993,856)
            (Increase) decrease in federal funds sold, net    (14,540,000)
          5,390,000

          Net cash (used in) investing activities            ($30,826,684)
          ($3,920,840)

          CASH FLOWS FROM FINANCING ACTIVITIES
            Increase in deposits, net                         $31,179,250
          $4,168,623
            Purchase of Treasury Stock                           (797,236)
          0
            Cash dividends paid to shareholders                  (484,658)
          (436,508)












            Exercise stock options                                      0
          13,562

          Net cash provided by financing activities           $29,897,356
          $3,745,677


          Net increase in cash and due from banks             $ 2,420,874
          $1,485,758

          Cash and due from banks, beginning of period          8,086,110
          4,459,457

          Cash and due from banks, ending of period           $10,506,984
          $5,945,215

          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
          Cash paid during the period for:
            Interest                                          $ 1,802,030
          $1,358,959
            Income taxes                                      $   860,774
          $  57,967













































          BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)


          Note 1.  Basis of Presentation

                   The financial information included herein is unaudited;however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

                   The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

          Note 2.  Adoption of New Accounting Principle

                   On January 1, 1995, the Company adopted Statement of Financial Accounting Standard "SFAS" No. 114, "Accounting by Creditors for the Impairment of a Loan." SFAS No. 114 generally requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principaland interest payments due in accordance with the terms of the loan agreement. The adoption of SFAS 114 did not have a material effect on the Company's consolidated financial statements.


































          BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

          Financial Condition

          As of June 30, 1995, the Company experienced an increase in total assets of 25.84%, as compared to December 31, 1994. Total loans increased $17,814,741 during this period or approximately 20.77%. Deposits increased $31,179,250 or 28.08% during this period. The increases in total assets, loans and deposits are attributed to the improvement in the stability of the local economy, as well as the addition of three commercial officers to the staff.

          Liquidity

          As of June 30, 1995, the liquidity ratio was 33.45%, which management considers to be adequate to meet the Company's funding needs. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities.

          Capital

          Banking regulations require the Company to maintain minimum capital levels to assets. At June 30, 1995, the Company's capital ratios exceeded the required ratios as follows:


          Regulatory
                                                     Actual
          Requirement

               Leverage capital ratio                 9.50%
          4.00%
               Risk based capital ratios:
               Core capital                          12.84%
          4.00%
               Total capital                         14.21%
          8.00%





















          BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations

          Net interest income for the six months ended June 30, 1995 increased 34.40% to $4,293,878 over the $3,194,887 for the same period in 1994. Interest income for the six month period increased $1,785,045 or 38.71%, while interest expense increased $686,054 or 48.44%. The interest income increase was due to the significant increase in commercial loans that were produced by the commercial officers, as well as management efforts to move more of the assets into higher earning loans and investments. The increase in interest expense is attributed to the increase in new interest bearing deposit accounts that have been opened as a result of the calling efforts of the commercial officers.

          Management increased the provision for loan losses during the six months ended June 30, 1995 to $300,000 as compared to $65,000 for the same period in 1994, primarily due to the increase in the amount of total loans outstanding. Based on management's assessment of the economic environment and prior charge-off and collection history, the reserve for loan loss is considered adequate to absorb future losses inherent in the loan portfolio.

          Total other income decreased approximately $47,202 or 10.06% to $422,057 as compared to $469,259 for the same period 1994. The increase in service charge is a result of increase in volume primarily from commercial checking accounts, which are subject to analysis charges. The decrease in other income is due to the reduction in rental income earned on other real estate during the same period in 1994. There was also a decrease in the amount of origination fees earned during the same period in 1994.

          Total other expenses increased to $2,089,672 or 5.73% over the $1,976,316 during the six months ended June 30, 1994. The increase in salaries and employee benefits was due to an addition of approximately nine employees to the staff over the same period in 1994. Occupancy and equipment expense decreased due to the closing of a branch office, of which rental expense was incurred during 1994. The decrease in other operating expenses was primarily due to expenses incurred during 1994 on other real estate owned by the bank. The property was sold in 1994 and no expense was incurred during the same period in 1995.

          The provision for income taxes increased to $816,000 for the six month period ended June 30, 1995 over the $549,500 for the six month period ended June 30, 1994. The increase is primarily due to a higher pretax income. The effective tax rate has remained consistent from 1994 to 1995 at 34% and 35% respectively.

          Net income increased for the six month period ended June 30, 1995 by $436,933 as compared to the same period in 1994. The increase is attributed to more efficient operations of the bank, improvement in the local economy and a significant increase in loan relationships.
































































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

                   The annual shareholders meeting was held on April 17, 1995 for the following purposes:

                   (1) To elect directors of the Company to serve until their successors are duly elected and qualified;

                   (2) To ratify the selection of Mauldin & Jenkins as independent public accountants for the fiscal year ending December 31,1995;

                   (3) To consider such other business as may properly come before the
                         Annual Meeting or any adjournments thereof.

                         Total shares represented at the meeting were:
                         1,049,663 shares

                         (1)   Votes cast for
          1,049,448
                               Votes cast against
          215

                         (2)   Votes cast for
          1,037,725
                               Votes cast against
          9,316
                               Votes abstained
          2,622


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

          BUTTON GWINNETT FINANCIAL CORPORATION


          Date: ____________
          By:___________________________________
                                                     Glenn S. White
                                                     President
                                                    (Principal Executive
          Officer)




          Date: ____________
          By:___________________________________
                                                    Andrew R. Pourchier
                                                    Executive Vice
          President and
                                                    Secretary-Treasurer
                                                   (Principal Financial
          Officer)