Form 10QSB
period 1995-09-30
BUTTON GWINNETT FINANCIAL CORP
filed 1995-11-14
CIK 813613

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
 _
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1995
 _
|_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
       ACT

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

(770) 963-6665
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

Yes ______   No ______

APPLICABLE ONLY TO CORPORATE ISSUERS

       Class                       Outstanding at September 30, 1995

Common Stock, $.01 Par Value                        1,382,537



BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARIES

INDEX

Part I.   Financial Information                             Page No.

      Consolidated Balance Sheet - September 30, 1995        3

      Consolidated Statements of Income - Nine Months
      Ended September 30, 1995 and 1994 and Three Months
      Ended September 30, 1995 and 1994                      4

      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1995 and 1994          5

      Notes To Consolidated Financial Statements             6

      Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                         7 - 9

Part II.  Other Information

      Item 4 - Any matter submitted to the
      security holders for a vote                           10

      Item 6 - Exhibits and reports on Form 8-K             10

      Signatures                                            11





    BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
            CONSOLIDATED BALANCE SHEET
                  (UNAUDITED)
                                   September 30
                                    1995
ASSETS


Cash and due from banks                               $  8,905,860
Bank owned certificates of deposit                         300,000
Investment securities, approximate market value
  of $24,562,520                                        24,606,147
Federal funds sold                                      20,755,000

    Total Cash and Investments                          54,567,007

Loans                                                  103,030,388
  Less reserve for loan losses                          (1,844,976)

    Net loans                                          101,185,412

Premises & equipment, net                                4,295,061
Other assets                                             1,534,730

  TOTAL ASSETS                                        $161,582,210

LIABILITIES & STOCKHOLDERS' EQUITY

Deposits:
  Demand                                              $ 34,049,866
  Interest-bearing demand                               37,357,869
  Savings                                                6,295,483
  Certificates of deposit                               66,467,045

    Total deposits                                    $144,170,263

Other liabilities                                        1,442,464

     Total liabilities                            $145,612,727

Stockholders' Equity
  Common stock $.01 par, 5,000,000 authorized;
    1,527,539 shares issued                           $     15,275
  Surplus                                               15,166,196
Retained earnings                                        2,353,125

                                   $ 17,534,596
  Less cost of shares acquired for the treasury,
   145,002 shares                                       (1,565,113)

     Total stockholders' equity                     15,969,483

    TOTAL LIABILITIES                                 $161,582,210

    BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME
                  (UNAUDITED)
                       Three Months Ended     Nine Months Ended
                        September 30          September 30
                         1995       1994        1995      1994
Interest income:
Interest & fees on loans          $2,962,512 $2,143,630 $ 8,559,973 $6,098,102
 Interest on taxable investments     609,543    313,102   1,305,612    865,374
 Interest on tax free investments     56,596     51,291     159,263    155,699

                     $3,628,651 $2,508,023 $10,024,848 $7,119,175

Interest expense:
  Deposits                        $1,375,597 $  746,480 $ 3,477,916 $2,162,745

                     $1,375,597 $  746,480 $ 3,477,916 $2,162,745

Net interest income before
  provision for loan losses       $2,253,054 $1,761,543 $ 6,546,932 $4,956,430

Provision for loan loss           $  150,000     55,000     450,000    120,000

  Net interest income             $2,103,054 $1,706,543 $ 6,096,932 $4,836,430

Other income
  Service charges on
deposit accounts                  $  195,200 $  150,676 $   523,241 $  445,658
  Other income                    $   30,214     42,435     124,230    216,712

                     $  225,414 $  193,111 $   647,471 $  662,370

Other expense
  Salaries & employee benefits    $  557,707 $   460,973 $1,684,285 $1,375,649
  Occupancy and equipment expense $  149,967     152,902    376,008    440,261
  Other operating expenses        $  311,932     301,066  1,048,985  1,075,347

                     $1,019,606 $   914,941 $3,109,278 $2,891,257

Net income before applicable
  income taxes                    $1,308,862 $   984,713 $3,635,125 $2,607,543
Applicable income taxes           $  466,000     345,500  1,282,000    895,000

  Net income                      $  842,862 $   639,213 $2,353,125 $1,712,543

Net income per share of
  common stock                    $     0.61 $      0.44 $     1.70 $     1.18

Dividends per share of
  common stock                    $     0.00 $      0.00 $     0.35 $     0.30



         BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOW
                   (UNAUDITED)

                                     Nine Months Ended
                                        September 30
                                      1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $2,353,125  $1,712,543
Adjustments to reconcile net income to net
  cash provided by operating activities
  Depreciation                                             207,944      83,551
  Provision for loan losses                                450,000     120,000
  (Increase) decrease in accrued interest receivable       (31,812)   (166,894)
  Increase (decrease) in accrued interest payable          404,556     (10,060)
  Other prepaids and accruals, net                         292,702     461,029

    Total adjustments                                   $1,323,390  $  487,626

Net cash provided by operating activities               $3,676,515  $2,200,169


CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in bank owned CD's                           $        0  $1,099,000
  Purchases of investment securities                    (6,309,533) (8,437,036)
  Proceeds from the maturity of investment securities    5,365,000   1,355,000
  Purchases of premises and equipment, net                 (41,255)     16,074
  Increase in loans, net                               (15,871,401) (5,703,821)
  (Increase) decrease in federal funds sold, net       (17,810,000)  8,800,000

Net cash (used in) investing activities               ($34,667,189)($2,870,783)


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net                            $33,118,818  $4,407,948
  Purchase of Treasury Stock                              (823,736)    (49,072)
  Cash dividends paid to shareholders                     (484,658)   (436,508)
  Exercise stock options                                         0      13,562

Net cash provided by financing activities              $31,810,424  $3,935,930


Net increase in cash and due from banks                $   819,750  $3,265,316

Cash and due from banks, beginning of period             8,086,110   4,459,457

Cash and due from banks, ending of period              $ 8,905,860  $7,724,773

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                             $ 3,073,360  $2,172,806
  Income taxes                                         $ 1,389,874   $ 959,367

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

     The results of operations for the nine months ended
September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

Financial Condition

As of September 30, 1995, the Company experienced an increase in total assets of 27.43%, as compared to December 31, 1994. Total loans increased $15,421,401 during this period or approximately 17.98%. Deposits increased $33,118,818 or 29.82% during this period. The increases in total assets, loans and deposits are attributed to the improvement in the stability of the local economy, as well as the addition of three commercial officers to the staff.

Liquidity

As of September 30, 1995, the liquidity rate was 36.12%, which management considers to be adequate to meet the Company's funding needs. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities.

Capital

Banking regulations require the banks and bank holding companies to maintain minimum capital ratios to assets. At September 30, 1995, the Company's capital ratios on a combined basis exceeded the required ratios as follows:

                                  Regulatory
                        Actual         Requirement

  Leverage capital ratio                 9.88%             4.00%
  Risk based capital ratios:
  Core capital                          13.50%             4.00%
  Total capital                         14.75%             8.00%


BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Net interest income for the nine months ended September 30, 1995 increased 32.09% to $6,546,932 over the $4,956,430 for the same period in 1994. Interest income for the nine month period increased $2,905,673 or 40.81%, while interest expense increased $1,315,171 or 60.81%. The interest income increase was due to the significant increase in commercial loans that were produced by the commercial officers.
The increase in interest expense is attributed to the increase in new interest bearing deposit accounts that have been opened as a result of the calling efforts of the commercial officers.

Management increased the provision for loan losses during the nine months ended September 30, 1995 to $450,000 as compared to $120,000 for the same period in 1994, primarily due to the increase in the amount of total loans outstanding. Based on management's assessment of the economic environment and prior charge-off and collection history, the reserve for loan loss is considered adequate to absorb future losses inherent in the portfolio.

Total other income decreased approximately $14,899 or 2.25% to $647,471 as compared to $662,370 for the same period 1994. The increase in service charge is a result of increase in volume primarily from commercial checking accounts, which are subject to analysis charges.
The decrease in other income is due to the reduction in rental income earned on other real estate during the same period in 1994. There was also a decrease in the amount of origination fees earned during the same period in 1994.

Total other expenses increased to $3,109,278 or 7.54% over the $2,891,257 during the nine months ended September 30, 1994. The increase in salaries and employee benefits was due to an addition of approximately nine employees to the staff over the same period in 1994. Occupancy and equipment expense decreased due to the closing of a branch office, of which rental expense was incurred during 1994.

Net income increased for the nine month period ended September 30, 1995 by $640,582 as compared to the same period in 1994. The increase is attributed to more efficient operations of the bank, improvement in the local economy and the increase in deposit and loan relationships.


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

BUTTON GWINNETT FINANCIAL CORPORATION


Date: ____________          By:___________________________________
                     Glenn S. White
                     President
                    (Principal Executive Officer)




Date: ___________           By:___________________________________
                     Andrew R. Pourchier
                     Executive Vice President and
                     Secretary-Treasurer
                    (Principal Financial Officer)