Form 10KSB
period 1995-12-31
BUTTON GWINNETT FINANCIAL CORP
filed 1996-04-02
CIK 813613

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)
 _
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

    For fiscal year ended December 31, 1995

    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]

     For the transition period from ___________ to
      ____________

Commission file number  0-24008

BUTTON GWINNETT FINANCIAL CORPORATION
(Name of Small Business Issuer in Its Charter)

Georgia                                    58-1766331
(State or Other Jurisdiction of       (I.R.S. Employer
 Incorporation or Organizaiton        Identification No.)

2230 Scenic Highway, Snellville, Georgia      30278
(Address of Principal Executive Offices)    (Zip Code)

               (770) 978-3242
    (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
 None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

Check whether the issuer: (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act during
the past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for past 90 days.
Yes   X        No_________

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
any amendment to this Form 10-KSB.   []

(Cover page continued)

State issuer's revenues for its most recent fiscal year:
$14,815,250

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$8,260,977 as of March 25, 1996.


APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,380,487 as of
March 25, 1996.

Transitional Small Business Disclosure Format (check one):
Yes    No X


DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 1995 Annual Report to
Shareholders are included by reference into Part II.

     Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I


ITEM 1.   DESCRIPTION OF BUSINESS

The Company

     Button Gwinnett Financial Corporation (the "Company") is the surviving corporation resulting from the merger (the "Merger") of Button Gwinnett Bancorp, Inc. ("BGB"), a Georgia corporation, and The Gwinnett Financial Corporation ("GFC"), a Georgia corporation, on January 25, 1994. Following the Merger, the Company held all of the common stock of two subsidiary banks, The Bank of Gwinnett County (the "Bank"), a banking corporation chartered by the State of Georgia, and Button Gwinnett National Bank ("BGNB"), a national banking association. On September 25, 1993, the Bank acquired one of the two offices of BGNB which was located at 2230 Scenic Highway, Snellville, Georgia, and the Company sold the assets and liabilities associated with the other office of BGNB which was located at 4640 Jimmy Carter Boulevard, Norcross, Georgia, to Mountain Holding Corporation. This acquisition and sale is referred to herein as the "Reorganization."

     The Company was organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure also provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services that a traditional commercial bank may not provide under present laws. It is expected that the Company may make additional acquisitions in the future in the event that such acquisitions are deemed to be in the best interests of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements. The Company is not presently involved in any such negotiations, but can enter into such negotiations from time to time. See Item 1 "Description of Business - Supervision and Regulation."

     From time to time, management of the Company reviews the permissible nonbanking activities in which the Company could engage, but currently has no specific plans with respect to any nonbanking activities. The Company's future nonbanking activities may include financial and other activities permitted by law, and such activities could be conducted by subsidiary corporations that have not yet been organized. Commencement of nonbanking operations by subsidiaries, if they are organized, will be contingent upon the approval by the Board of Directors of the Company and by appropriate regulatory authorities.

The Bank

     The Bank is a full-service commercial bank. The Bank offers personal and business checking accounts, interest-bearing checking accounts, and various types of certificates of deposit. The Bank also provides financing for commercial transactions, makes secured and unsecured loans and provides other financial services to its customers.

Market Area and Competition

     Gwinnett County, the Bank's primary service area, is located 25 miles northeast of downtown Atlanta, Georgia. Gwinnett County was chartered by the Georgia legislature in 1818 and was named for Button Gwinnett, a signer of the Declaration of Independence. Gwinnett county has 13 municipalities, including Lawrenceville, Snellville, Buford, Lilburn, Duluth and Norcross. The County Seat is Lawrenceville.

     The banking industry in Georgia is highly competitive. In recent years, intense market demands, economic pressures, rapidly fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become more cost effective. The Bank faces strong competition in attracting deposits and making loans. Its most direct competition for deposits comes from savings institutions, commercial banks, credit unions and issuers of securities such as shares in money market funds. Interest rates, convenience of office locations and marketing are all significant factors in the Bank's competition for deposits.

     Competition for loans comes from savings institutions, commercial banks, insurance companies, consumer finance companies, credit unions and other institutional lenders. The Bank competes for loan originations through the interest rates and loan fees it charges and the efficiency and quality of services it provides. Competition is affected by the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

Deposits

     The Bank offers a wide range of commercial and consumer deposit accounts, including noninterest bearing checking accounts, money market checking accounts (consumer and commercial), negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, time certificates of deposit, and regular savings accounts. The sources of deposits typically are residents and businesses and their employees within the Bank's market area, and are obtained through personal solicitation by the Bank's officers and directors, direct mail solicitation, and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits and has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges, and the like.

Lending Activities

     The Bank makes primarily real estate-construction;
commercial loans; and to a lesser extent consumer loans. As of December 31, 1995 such loans constituted 29.1%, 56.5% and 14.4%, respectively, of the loans.

Real Estate Loans

     The Bank makes single-family residential construction loans for one-to four-unit structures. The Bank requires a first lien position on the land associated with the construction projects and offers these loans only to qualified residential building contractors. Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used in accordance with the plans, specifications and survey for the construction project and not being diverted to another project. The loan to value ratio for such loans is predominately 75% of the appraised value based on plans and specifications, and is a maximum of 80% if the loan is amortized. Loans for construction can present a high degree of risk to the lender, depending on, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim, and the nature of changing economic conditions.

     The Bank also makes acquisition and development loans to Bank-approved developers for the purpose of developing acreage into single-family lots on which houses will be built. Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the development project and not being diverted to another project. The loan-to-value ratio for such loans does not exceed 75% of the discounted value, as defined in the appraisal report. Loans for acquisition and development can present a high degree of risk to the lender, depending upon, among other things, whether the developer can find builders to buy the lots, whether the builder can obtain financing, whether the transaction produces income in the interim and the nature of changing economic conditions.

Commercial Loans

     Commercial lending is directed principally towards businesses whose demand for funds falls within the Bank's legal lending limits and are existing or potential deposit customers of the Bank. This category includes loans made to individual, partnership or corporate borrowers obtained for a variety of purposes. Risks associated with these loans can be significant. Risks include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

     Additionally, the Bank offers first mortgage loans on commercial real estate for owner occupied or investment real estate. Almost all conventional first mortgage loans originated by the Bank have a loan-to-value that does not exceed 80% with a maximum term of 20 years and call provisions every three to five years. Such loans carry fixed or adjustable interest rates. Risks involved with commercial mortgage lending include, but are not limited to, title defects, fraud, general real estate market deterioration, inaccurate appraisals, violation of banking protection laws, interest rate fluctuations and financial deterioration of borrower.

     The Bank also makes commercial loans to small businesses with respect to which the U.S. Small Business
Administration ("SBA") guarantees repayment on varying percentages of the loan amount, subject to certain other limitations. The Bank may sell the guaranteed portion of these loans to institutional investors in the secondary markets. The Bank also participates in other SBA loan programs. Risks associated with these loans include, but are not limited to, credit risk, e.g., fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates, and operational risk, e.g., failure of the Bank to adhere to SBA funding and servicing requirements in order to secure and maintain the SBA guarantees and servicing rights.

Consumer Loans

     The Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles and investments, first mortgage residential loans and home equity lines of credit. Risks associated with these loans include, but are not limited to, fraud, bankruptcy, deteriorated or non-existing collateral, general economic downturn, interest rate fluctuations and customer financial problems.

Investment Activities

     After establishing necessary cash reserves and funding loans, the Bank invests its remaining liquid assets in investments allowed under banking laws and regulations. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, and other taxable securities and in certain obligations of states and municipalities. The Bank also engages in Federal Funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank. Risks associated with these investments include, but are not limited to, mismanagement in terms of interest rate, maturity and concentration.

Asset/Liability Management

     It is the objective of the Bank to manage its assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank are charged with the responsibility for developing and monitoring policies and procedures that are designed to insure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in small- to medium-sized business loans and real estate related loans. The Bank's asset/liability mix is monitored on a timely basis with a report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Asset/Liability Committee on a monthly basis. The objective of this policy is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements and interest rates on the Bank's earnings. See "Selected Financial Data" in the Company's Annual Report to Shareholders, which is included in Exhibit
13.1 to this Annual Report on Form 10-KSB and is incorporated herein by reference.

Employees

     As of December 31, 1995, the Bank had 47 full-time employees and 8 part time employees. The Bank is not a party to any collective bargaining agreement, and, in the opinion of management, enjoys excellent relations with its employees. The Company does not have any employees who are not also employees of the Bank.


SELECTED STATISTICAL INFORMATION OF
BUTTON GWINNETT FINANCIAL CORPORATION


     The following statistical information is provided for the Company for the years ended December 31, 1995 and 1994.
The data is presented using daily average balances. This data should be read in conjunction with the financial statements incorporated into this Annual Report.


Average Balances and Net Income Analysis

     The following tables set forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.




                            ---------------------- YEARS ENDED DECEMBER
31-----------------------------
                            ------------1995--------------
- ---------1994------------------
                                            AVERAGE
        AVERAGE
                                    INTEREST     YIELD/
INTEREST       YIELD
                            AVERAGE       INCOME/      RATE            AVERAGE
    INCOME/        RATE
                            BALANCE       EXPENSE      PAID            BALANCE
    EXPENSE        PAID
                                            (Dollars in Thousands)
ASSETS
  Interest-earning assets:
    Loans, net of unearned income           $ 99,937     $ 11,397      11.40%
       $ 78,283     $  8,300      10.60%
    Federal Funds Sold                        14,368          831       5.78%
          8,589          345       4.02%
    Taxable investments                       18,767        1,083       5.77%
         14,919          816       5.47%
    Tax-exempt investments                     4,364          211       4.84%
          4,579          207       4.52%
    Interest-bearing deposits in banks           280           14       5.00%
          1,095           50       4.57%

       Total interest-earning assets        $137,716     $ 13,536       9.83%
       $107,465     $  9,718       9.04%

  Noninterest-earning assets:
    Cash                                    $  6,809
       $  5,213
    Allowance for loan losses                 (1,688)
         (1,299)
    Other Assets                               6,053
          7,357

      Total noninterest-earning assets      $ 11,174
       $ 11,271

     TOTAL ASSETS                           $148,890     $ 13,536
       $118,736     $  9,718

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
    Interest-bearing demand deposits        $ 33,349     $  1,117       3.35%
       $ 30,145     $    883       2.93%
    Savings and time deposits                 67,256        3,690       5.49%
         49,273        2,098       4.26%
    Debt                                          11            0        --
              0            0         --

      Total interest-bearing liabilities    $100,616     $  4,807       4.78%
       $ 79,418     $  2,981       3.75%

  Noninterest-bearing liabilities and
    stockholders' equity:
      Demand deposits                       $ 30,662
       $ 22,690
      Other liabilities                        2,169
          2,606
      Stockholders' equity                    15,443
         14,022
    Total noninterest-bearing liabilities
       and stockholders' equity             $ 48,274
       $ 39,318

    Total liabilities and
      stockholders' equity                  $148,890     $  4,807
       $118,736     $  2,981

Interest rate spread                                                    5.05%
                                   5.29%
Net interest income                                      $  8,729
                    $  6,737
Net interest margin                                                     6.34%
                                   6.27%

(1) Interest income on loans includes $1,368,493 and $1,340,913 of loan fee income for the years ended December
31, 1995 and 1994, respectively. Interest income on loans also includes $459 and $7,627 of interest income recognized on non accrual and renegotiated loans for the years ended
December 31, 1995 and 1994, respectively.

Rate and Volume Analysis

     The following table reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume. The change in interest attributable to rate has been determined by applying the change in rate between the two years indicated to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Thus, changes that are not solely due to volume have been consistently attributed to rate.

                     ----------------Years Ended December 31 ----------------

                         1995                        1994

                     Increase    Changes Due To    Increase   Changes Due to
                    (Decrease)   Rate    Volume   (Decrease)  Rate    Volume
Increase (decrease) in:
  Income from earning assets:
    Interest and fees
      on loans                  $3,097   $  801   $2,296     $   628    $  331
 $   297
    Interest on
      taxable investments          267       57      210          39        92
     (53)
    Interest on
      tax-exempt investments         3       14      (11)         66       (81)
     147
    Interest on
      Federal Funds Sold           486      254      232          48        21
      69
    Interest on deposits
      in banks                     (36)       1      (37)         (2)      (31)
      29

      Total interest income     $3,817   $1,127   $2,690      $  779    $  290
  $  489

Expense from interest-bearing
  liabilities:
    Interest on
      interest-bearing demand   $  234   $  140   $   94      $   56    $  (14)
  $   70
  Interest on time and
     savings deposits            1,592      826      766        (143)      (89)
     (54)
  Interest on debt                   0        0        0           0         0
       0

     Total interest expense     $1,826   $  966   $  860      $  (87)   $ (103)
  $   16

    Net interest income     $1,991   $  161   $1,830      $  866    $ (393)   $
 473

Asset/Liability Management

     The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1995, the cumulative interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities). The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

     The Bank uses this tables as a tool to manage interest rate sensitivity and risk on certain products. What is not taken into consideration is the Company's strong capital position of 10% of the aggressive marketing and officer calling program that maintains 23% of the total deposits in non-interest bearing accounts, thus maintaining some of the highest returns on average assets for our peer group, as well as some of the highest net interest margins.




                        Within             Within             Within
After
                          Six                One               Five
Five
                        Months              Year              Years
Years
Interest-earning assets:
  Loans, net of unearned income       $ 64,044            $ 70,522           $
97,647         $100,698
  Federal Funds sold                    19,625              19,625
19,625           19,625
  Taxable Investments                    5,250              11,180
21,544           21,544
  Tax-exempt investments                   385                 685
3,068            4,368
  Interest-bearing deposits in
    banks                                    0                 200
  200              200

                         $ 89,304            $102,212           $142,084
 $146,435

Interest Bearing Liabilities:
  Interest-bearing deposits           $ 35,691            $ 35,691           $
35,691         $ 35,691
  Savings                                6,132               6,132
6,132            6,132
  Time Deposits                         44,865              54,270
62,101           62,131

                         $ 86,688            $ 96,093           $103,924
 $103,954

Cumulative Interest Rate
  Sensitivity Gap                     $  2,616            $  6,119           $
38,160         $ 42,481

Cumulative Interest Rate
  Sensitivity Gap Ratio                   103%                106%
 137%             141%

     The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 70% of the loan portfolio is comprised of loans which are variable rate terms or short-term obligations. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 71% of average other earning assets mature within one year.

INVESTMENT PORTFOLIO


Types of Investments

     The carrying value and estimated market value of investment securities are as follows:


                                         Gross               Gross
                           Amortized         Unrealized          Unrealized
         Fair
                             Cost               Gains               Losses
        Value
Securities Held for Investment:
 December 31, 1995
 U. S. Government and agency
    securities                            $21,543,639         $100,693
$  (61,439)          $21,582,893
 State and municipal securities             4,367,921           71,662
   (13,300)            4,426,283
                          $25,911,560         $172,355          $  (74,739)
     $26,009,176


Securities Held for Investment:
 December 31, 1994
 U. S. Government and agency
    securities                            $19,005,532         $  2,175
$ (615,191)          $18,392,516
 State and municipal securities             4,656,082           39,572
  (169,551)            4,526,103
                          $23,661,614         $ 41,747          $ (784,742)
     $22,918,619

Maturities

     The amounts of investment securities in each category as of December 31, 1995 and 1994 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.



                                   ---------Year Ended December 31 -----------
                                        1995                     1994
                                     U. S. Treasury and Other U. S. Government
                                        Agencies and Corporations
                                           (Dollars in Thousands)

                                    Amount      Yield       Amount      Yield

                                             (1)                    (1) (2)
Maturity:
  One year or less                                       $  7,180     6.00%
  $ 5,374      5.57%
  After one year through five years                        13,364     5.53%
   12,633      5.44%
  After five years through ten years                        1,000     6.17%
      999      6.13%
  After ten years                                              --
       --
                                   $ 21,544                 $19,006
                                        State and Political Subdivisions
                                           (Dollars in Thousands)
                                    Amount      Yield       Amount      Yield
                                             (1)                    (1) (2)

Maturity:
  One year or less                                       $    685     3.96%
  $   800      3.65%
  After one year through five years                         2,383     4.68%
    2,309      4.46%
  After five years through ten years                        1,300     5.14%
    1,350      5.10%
  After ten years                                              --
      197      5.95%
                                   $  4,368                 $ 4,656

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

(2) Yields on municipal securities are not stated on a tax equivalent basis.

LOAN PORTFOLIO

Types of Loans

     The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans and concentration of loans which exceed 10% of total loans.


                          December 31
                         1995           1994
                       (Dollars in Thousands)

Commercial and business              $ 27,356      $ 23,283
Business loans secured by
  real estate                          30,814        22,613
Real estate - construction             29,989        27,635
Real estate - mortgage                  8,838         7,848
Consumer installment loans              5,906         6,028
Loans to other financial institutions      --            --
Other loans                                83           167

                        $102,986      $ 87,574
Deferred fees                            (334)         (346)
Reserve for loan losses                (1,953)       (1,464)

   Loans, net                        $100,699      $ 85,764

Maturities and Sensitivity to Changes in Interest Rates

     Total loans as of December 31, 1995 and 1994 are shown in the following table according to maturity classifications
(1) one year or less, (2) after one year through five years, and (3) after five years.

                          December 31
                        1995              1994
                        (Dollars in Thousands)

Maturity:
  One year or less                64,574            $ 86,840
  After one year through
     five years                   34,204              17,493
  After five years                 4,208               1,241
                   $102,986            $ 87,574

     The following table summarizes loans at December 31, 1995 with due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

                    1 - 5    Over 5
                    Years     Years      Total
                       (Dollars in Thousands)

Predetermined interest rates   $ 27,558  $ 3,113    $ 30,671
Floating or adjustable rates      6,646    1,095       7,741
                     $ 34,204  $ 4,208    $ 38,412

Nonperforming Loans

     The following table presents, at December 31, 1995 and 1994, the aggregate of nonperforming loans for the categories indicated.

                                   December 31
                                    1995       1994
                               (Dollars in Thousands)
Loans accounted for on a nonaccrual basis          $    95       $  147

Installment loans and term loans                       138           13
     contractually past due ninety days or
     more as to interest or principal payments
     and still accruing

Loans, the terms of which have been                     --           --
     renegotiated to provide a reduction or
     deferral of interest or principal because
     of deterioration in the financial position
     of the borrower

Loans now current about which there are                 --           --
     serious doubts as to the ability of the
     borrower to comply with present loan
     repayment terms

Interest income that would have been recorded on        11           19
     nonaccrual and restructured loans under
     original terms

Interest income that was recorded on a nonaccrual        1            8
     and restructured loans

     The accrual of interest income on loans is discontinued when the loan become over 90 days past due. Interest previously accrued but not collected is charged against current period interest income when such loans are placed on nonaccrual status. Interest accruals are recorded on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

     In the opinion of management, any loans classified by regulatory authorities as doubtful, substandard or special mention that have not been disclosed above do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Any loans classified by regulatory authorities as loss have been charged off.

     Effective January 1, 1995, the Company adopted
Statement of Financial Accounting Standards No. 114 and, as amended, No. 188, "Accounting by Creditors for Impairment of a Loan". The statement prescribes that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The statement had no material effect on the financial statements of the Company as of December
31, 1995.

Commitments and Lines of Credit

     In the ordinary course of business, the Bank has granted commitments to extend credit to approved customers.
The Bank has also granted commitments to approved customers for standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The
Bank uses the same credit and collateral policies for these off balance sheet commitments as it does for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     The following is a summary of the commitments outstanding at December 31, 1995 and 1994.

                            December 31
                          1995        1994
                         (Dollars in Thousands)

Commitments to extend credit          $  32,781   $  30,939
Standby letters of credit                 1,540       1,619
                         $  34,321   $  32,558


SUMMARY OF LOAN LOSS EXPERIENCE

     The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions an other relevant factors. The Company's allowance for loan losses was approximately $1,953,189 at December 31, 1995, representing 1.90% of year end total loans outstanding, compared with $1,464,057 at December 31, 1994, which represented 1.68% of year end total loans outstanding. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

     Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, approximately 40% of the allowance should be allocated to real estate loans, 45% to commercial, financial and agricultural loans and 15% to consumer/installment loans as of December 31, 1995.

     Since the Bank was having excellent profits during 1995, management and the Board of Directors made the decision to put additional money into loan loss reserve.
The economy seems to be sending mixed signals which contributed to this decision.

     The following table presents an analysis of the Company's loan loss experience for the year ended
December 31, 1995.

                                   December 31
                                   1995        1994
                                (Dollars in Thousands)

Average amount of loans outstanding                $  99,937     $ 78,283
Balance of reserve for possible loan losses
  at beginning of period                           $   1,464     $  1,249
Charge-offs:
  Commercial, financial and agricultural           $     (76)    $     (1)
  Real estate                                            (28)         (55)
  Consumer                                               (17)         (11)
Recoveries:
  Commercial, financial and agricultural                   0            5
  Real estate                                              3           12
  Consumer                                                 7           10
    Net charge-offs                                $    (111)    $    (40)
Additions to reserve charged to
    operating expenses                             $     600     $    255
       Balance of reserve for
      possible loan losses                     $   1,953     $  1,464

Ratio of net loan charge-offs
   to average loans                                    0.11%         .05%


DEPOSITS

     Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the years ended December 31, 1995 and 1994 is presented below.

                                    December 31
                                1995            1994
                               Amount    Rate     Amount    Rate
                                 (Dollars in Thousands)
  Noninterest-bearing demand deposits        $ 30,662    ---%    $ 22,690
- ---%
  Interest-bearing demand deposits             33,349   3.35%      30,145
2.93%
  Savings                                       6,430   2.68%       6,995
2.80%
  Time deposits                                60,826   5.78%      42,278
4.50%

     Total deposits                          $131,267            $102,108

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1995 and 1994, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.
                           December 31
                        1995          1994

                          Amount         Amount
                         (Dollars in Thousands)

  Three months or less              $  7,267        $  3,583
  Over three through six months        5,140           4,113
  Over six through twelve months       2,556           3,197
  Over twelve months                   3,300           3,216
     Total                          $ 18,263        $ 14,109

RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

     The following rate of return information for the years ended December 31, 1995 and 1994 is presented below.

                              December 31
                          1995          1994

  Return on assets (1)                   2.21%         1.93%
  Return on equity (2)                  21.35%        16.39%
  Dividend payout ratio (3)             15.28%        18.99%
  Equity to assets ratio (4)            10.37%        11.81%

(1)  Net income divided by average total assets.
(2)  Net income divided by average equity.
(3) Dividends declared per share divided by net income per share.
(4)  Average Equity divided by average total assets.


SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under both Federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.


Bank Holding Company Regulation


     The Company is a registered holding company under the Bank Holding Company Act of 1956, as amended (the "Federal
Bank Holding Company Act"), and the Georgia Bank Holding
Company Act (the "Georgia Bank Holding Company Act") and is regulated under such acts by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and by the
Georgia Department of Banking and Finance (the "Georgia
Department"), respectively.

     As a bank holding company, the Company is required to file annual reports with the Federal Reserve and the Georgia Department and such additional information as the applicable regulator may require pursuant to the Federal and Georgia Bank Holding Company Acts. The Federal Reserve and the Georgia Department may also conduct examinations of the Company to determine whether the institution is in compliance with both Bank Holding Company Acts and the regulations promulgated thereunder.

     The Federal Bank Holding Company Act also requires every bank holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. Acquisitions of any additional banks would also require prior approval from the Georgia Department.

     On September 29, 1994, the President of the United States signed the "Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Branching Act"). The Interstate Branching Act amends Federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, subject to certain deposit - percentage, aging requirements and other restrictions. In addition, the Interstate Branching Act provides that any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches effective June 1, 1997. By adopting legislation prior to that date, a state has the authority either to "opt in" and accelerate the date after which interstate branching is permissible or to "opt out" and prohibit interstate branching altogether.

     In response to the Interstate Branching Act, the Georgia legislature adopted the "Georgia Interstate Branching Act." effective July 1, 1995, which provides that
(1) interstate acquisitions by institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and (2) interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which also allow national interstate acquisitions; provided, however, that if the board of directors of a Georgia bank or bank holding company adopts a resolution to except such bank or bank holding company from being acquired pursuant to the provisions of the Georgia Interstate Banking Act and properly files a certified copy of such resolution with the Georgia Department, such bank or bank holding company may not be acquired by an institution located outside of the State of Georgia.

     Additionally, in February 1996, the Georgia legislature adopted the "Georgia Interstate Branching Act," which when signed by the Governor, will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branch banks on a limited basis beginning July 1, 1996. Beginning July 1, 1996, the number of de novo bank branches which may be established will no longer be limited.

     In addition to having the right to acquire ownership or control of other banks, the Company is authorized to acquire ownership or control of nonbanking companies, provided the activities of such companies are so closely related to banking or managing or controlling banks that the Federal Reserve considers such activities to be proper to the operation and control of banks. Regulation Y, promulgated by the Federal Reserve, sets forth those activities which are regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities for bank holding companies, subject to approval by the Federal Reserve in individual cases.

     Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not be warranted. Under these provisions, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify for capital under regulatory rules. Any loans by the holding company to such subsidiary banks are likely to be unsecured and subordinated to such bank's depositors and perhaps to its other creditors.

     The Company is also subject to various federal securities laws, including the Securities Act of 1988 (the "1933 Act") and the Securities Exchange Act of 1934 (the "1934 Act"). The 1933 Act regulates the distribution or public offering of securities, while the 1934 Act regulates trading in securities that are already issued and outstanding. Both Acts provide civil and criminal penalties for misrepresentations and omissions in connection with the sale of securities, and the 1934 Act also prohibits market manipulation and insider trading. Pursuant to the 1934 Act, the Company files annual, quarterly and current reports with the Securities and Exchange Commission. In addition, the Company and its directors, executive officers and 5% shareholders are subject to certain additional reporting requirements, including requirements governing the submission of proxy statements and reports of beneficial ownership of the Company's securities.


Bank Regulation

     The Bank operates as a bank organized under the laws of the State of Georgia subject to examination by the Georgia Department. The Georgia Department regulates all areas of the Bank's commercial banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations.

     The Bank is also insured and regulated by the Federal Deposit Insurance Corporation (the "FDIC"). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC is authorized to examine insured banks which are not members of the Federal Reserve to determine the condition of such banks for insurance purposes. The FDIC also approved conversions, mergers, consolidations and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continued or assumed bank is an insured nonmember state bank.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

     Under Georgia law, a bank must obtain the approval of the Georgia Department before cash dividends may be paid if
(1) the total classified assets at the most recent examination of such bank exceeded 80% of the equity capital,
(2) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends, for the previous calendar year or (3) the ratio of equity capital to adjusted assets is less than 6%.

     The Bank is also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the Bank's record in meeting the credit needs of the communities served by the Bank, including low- and moderate-income neighborhoods.

Capital Requirements

General

     Regulatory agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profile of the individual banking institutions. The guidelines define capital as either Tier 1 capital (primarily shareholders equity) or Tier 2 capital (certain debt instruments and a portion of the reserve for loan losses). There are two measures of capital adequacy for bank holding companies and their subsidiary banks: the Tier 1 leverage ratio and the risk-based capital requirements. Bank holding companies and their subsidiary banks must maintain a minimum Tier 1 leverage ratio of 4%. In addition, Tier 1 capital must equal 4% of risk-weighted assets, and total capital (Tier 1 plus Tier 2) must equal 8% of risk-weighted assets. These are minimum requirements, however, and institutions experiencing internal growth or making acquisitions, as well as institutions with supervisory or operational weaknesses, will be expected to maintain capital positions well above these minimum levels.

     At December 31, 1995, the Bank had a Tier 1 leverage ratio of 10.62%, a Tier 1 risk-based ratio of 14.18%, and a Total risk-based ratio of 15.42%.

Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvement
Act of 1991 (the "FDIC Act") imposes a regulatory matrix which requires the federal banking agencies to take prompt corrective action to deal with depository institutions that fail to meet their minimum capital requirements or are otherwise in a troubled condition. The prompt corrective action provisions require undercapitalized institutions to become subject to an increasingly stringent array of restrictions, requirements and prohibitions, as their capital levels deteriorate and supervisory problems mount.
Should these corrective measures prove unsuccessful in recapitalizing the institution and correcting its problems, the FDIC Act mandates that the institutions be placed in receivership.

     Pursuant to regulations promulgated under the FDIC Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by the FDIC Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories: well-capitalized institutions, adequately capitalized institutions; undercapitalized institutions, significantly undercapitalized institutions and critically undercapitalized institutions. The capital thresholds established for each of the categories are as follows:


             Tier 1   Risk-Based     Tier 1 Risk-
Capital Category    Capital    Capital      Based Capital   Other
Well Capitalized  5% or more  10% or more     6% or more   Not subject
                                     to a capital
                                     directive
Adequately        4% or more   8% or more     4% or more       --
Capitalized

Undercapitalized less than 4%  less than 8%   less than 4%     --

Significantly    less than 3%  less than 6%   less than 3%     --
Undercapitalized

Critically          2% of less
Undercapitalized  tangible equity    --            --         --


     The undercapitalized, significantly undercapitalized and critically undercapitalized categories overlap; therefore, a critically undercapitalized institution would also be an undercapitalized institution and a significantly undercapitalized institution. This overlap ensures that the remedies and restrictions prescribed for undercapitalized institutions will also apply in the lowest two categories.

    The down-grading of an institution's category is automatic in two situations: (1) whenever an otherwise well-capitalized institution is subject to any written capital order or directive, and (2) where an undercapitalized institution fails to submit or implement a capital restoration plan or has its plan disapproved. The Federal banking agencies may treat institutions in the well-capitalized, adequately capitalized and under capitalized categories as if they were in the next lower capital level based on safety and soundness considerations relating to factors other than capital levels.

    All insured institutions regardless of their level of capitalization are prohibited by the FDIC Act from paying any dividend or making any other kind of capital distribution or paying any management fee to any controlling person if following the payment or distribution the institution would be undercapitalized. While the prompt corrective action provisions of the FDIC Act contain no requirements or restrictions aimed specifically at adequately capitalized institutions, other provisions of the FDIC Act and the agencies' regulations relating to deposit insurance assessments, brokered deposits and interbank liabilities treat adequately capitalized institutions less favorably than those that are well-capitalized.

    At December 31, 1995, the Company and the Bank had the requisite capital levels to qualify as well-capitalized.

    The FDIC has adopted or currently proposes to adopt other rules pursuant to the FDIC Act that include: (1) real estate lending standards for banks, which would provide guidelines concerning loan-to-value ratios for various types of real estate loans; (2) revision to the risk-based capital rules to account for interest rate risk, concentration of credit risk and the risks proposed by "non-traditional activities"; (3) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (4) a rule restricting the ability of depository institutions that are not well capitalized from accepting brokered deposits; (5) rules addressing various "safety and soundness" issues, including operations and managerial standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal shareholders of the depository institutions; (6) rules mandating enhanced financial reporting and audit requirements; and (7) rules restricting the ability of a state bank, or a subsidiary thereof, to engage as principal in activities not permissible for a national bank or make any investment not permissible for a national bank.

FDIC Insurance Assessments

    In July 1993, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.
The new system, which went into effect on January 1, 1994, and replaced a transitional system that the FDIC had used for the 1993 calendar year, assigns an institution to one of three capital categories: (1) well-capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the rise posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

    Once the designated ratio for the BIF was reached, which appears to have occurred some time during May 1995, the FDIC was authorized to reduce the minimum assessment rate below 23 basis points and to set future assessment rates at such levels that would maintain a fund's reserve ratio at the designated level. In August 1995, the FDIC adopted final regulations reducing the assessment rates for BIF-member banks. Under the revised schedule, BIF-member banks, starting with the second half of 1995, will not pay assessments ranging from 4 basis points to 41 basis points, with an average assessment ratio of 4.5 basis points. Refunds, with interest, were paid for assessments for the month(s) after the month in which the designated reserve ratio for the BIF was reached, as well as for the quarterly payment made on September 30, 1995, assuming that the designated reserve ratio was achieved prior to June 30, 1995. At the same time, the FDIC elected to retain the existing assessment rate of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund. More recently, on November 14, 1995, the FDIC announced that,beginning in 1996, it would further reduce the deposit insurance premiums for 92% of all BIF members that are in the highest capital and supervisory categories to $2,000 per year, regardless of deposit size.

    On July 28, 1995, the FDIC, the Treasury Department, and the OTS released statements outlining a proposed plan to recapitalize the SAIF, certain features of which were subsequently agreed upon by members of the Banking Committees of the U. S. House of Representatives and the Senate on November 7, 1995 in negotiations to reconcile differences in bills on the issue that had been introduced or partially adopted by each body. Under the agreement, all SAID-member institutions would pay a special assessment to the SAIF of approximately 80 basis points, the amount that would enable the SAIF to attain its designated reserve of 1.25%. The special assessment would be payable on January 1, 1996, based on the amount of deposits held as of March 31, 1995. BIF-insured institutions holding SAIF-assessed deposits would receive a 20% reduction in the assessment rate and would pay a one-time assessment of 64 basis points. The agreement also provides that the assessment base for the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation would be expanded to include deposits of both BIF- and SAIF-insured institutions, with BIF members paying approximately 75% of the interest on such obligations. The committee members further agreed that the BIF and SAIF should be merged on January 1, 1998, with such merger being conditioned upon the prior elimination of the thrift charter. At this time, the Company is not able to predict if the recapitalization will take place, the timing or exact amount of any SAIF special assessment that might be required. However, if, for example an 80 basis point assessment were levied against the SAIF deposits of the Bank, the aggregate SAIF assessments of the Bank (on a pre-tax basis) would be approximately $326,504.

    Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

CRA

    On April 19, 1995, the Federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (a) a lending test which will compare the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (b) a services test which will evaluate the provision of services that promote the availability of credit to low- and moderate-income areas, and (c) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce the paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion.

Fair Lending

    Congress and various Federal agencies (including, in addition to the bank regulator agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication of the merits.

    On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and to specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified:
(1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and
(3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their fact and are applied equally, unless the practice can be justified on the basis of business necessity.


Future Requirements

    Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

Monetary Policy

    The earnings of the Company are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies.

    The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal
Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.


ITEM 2. DESCRIPTION OF PROPERTIES

    The Company's main office is currently located at 2230 Scenic Highway, Snellville, Georgia 30278.

    The Bank currently has three banking offices which it owns without encumbrance. They are as follows:

         Main Office
         150 S. Perry Street
         Lawrenceville, Georgia 30245

         Lilburn Office
         4700 U.S. Highway 29
         Lilburn, Georgia 30247

         Snellville Office
         2230 Scenic Highway
         Snellville, Georgia 30278

    The Bank also has one additional property, which is located at 234 Luckie Street, Lawrenceville, Georgia 30245 and is currently leased to RE/MAX Gwinnett, Inc.

     Other than normal real estate and commercial lending activities of the Bank, the Company generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.


ITEM 3. LEGAL PROCEEDINGS

     There are no material pending proceedings to which the Company or the Bank is a party or to which any of their properties are subject other than routine litigation incidental to the Bank's business; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
      RELATED STOCKHOLDER MATTERS

     The information set forth under the caption "Market for Registrants Common Equity and Related Stockholder Matters" in the Annual Report to Shareholders utilized in connection with the Company's 1996 Annual Shareholders Meeting, which is included as Exhibit 13.1 to this Annual Report on Form 10-KSB, is incorporated herein by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
    OPERATIONS AND FINANCIAL CONDITION

     The information set forth under the caption
"Management's Discussion and Analysis of Results of
Operations and Financial Condition" in the Annual Report to
Shareholders utilized in connection with the Company's 1996
Annual Shareholders Meeting, which is included as Exhibit
13.1 to this Annual Report on Form 10-KSB, is incorporated herein by reference.


ITEM 7. FINANCIAL STATEMENTS

     The information set forth in the Annual Report to Shareholders utilized in connection with the Company's 1996
Annual Shareholders Meeting, which is included as Exhibit
13.1 to this Annual Report on Form 10-KSB, is incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
    PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
    EXCHANGE ACT

     The information set forth under the caption "Election of Directors" in the Proxy Statement utilized in connection with the Company's 1996 Annual Shareholders Meeting is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive
Compensation" in the Proxy Statement utilized in connection with the Company's 1996 Annual Shareholders Meeting is incorporated herein by reference.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

     The information set forth under the caption "Principal
Shareholders and Management" in the Proxy Statement utilized in connection with the Company's 1996 Annual Shareholders
Meeting is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain
Transactions" in the Proxy Statement utilized in connection with the Company's 1996 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number          Exhibit

     3.1 (1)         Articles of Incorporation.

     3.2 (1)         Bylaws.

     4.1 (1)        Instruments Defining the Rights of
             Security Holders.  (See Articles of
             Incorporation at Exhibit 3.1 hereto
             and Bylaws at Exhibit 3.2 hereto.)

    10.1 (1) (2)    Button Gwinnett Financial Corporation
             1994 Stock Incentive Plan.

    10.2 (1) (2)    Button Gwinnett Financial Corporation
             Non-Qualified Stock Option Award
             (granted under the Button Gwinnett
             Financial Corporation 1994 Stock
             Incentive Plan).

    10.3 (1) (2)    Form of Button Gwinnett Financial
             Corporation Incentive Stock Award
             (granted under the Button Gwinnett
             Financial Corporation 1994 Stock
             Incentive Plan).

    10.4 (2)        Employment Agreement, dated as of
             September 9, 1994,between Glenn S. White and The Bank of Gwinnett County and Button Gwinnett Financial
             Corporation.

    10.5 (2)        Employment Agreement, dated as of
             September 9, 1994, between Andrew R.
             Pourchier and The Bank of Gwinnett
             County  and Button Gwinnett Financial
             Corporation.

    11.1 (1)        Statement re: computation of per share
             earnings.

    13.1            Annual Report as of and for the year
             ended December 31, 1995 furnished to
             shareholders for which certain
             specified pages are specifically
             incorporated herein by reference.

    21.1 (1)        Subsidiary of Button Gwinnett  Financial
             Corporation

    24.1            Power of Attorney (appears on the
             signature pages to this Report on Form
             10-KSB).

    27.1            Financial Data Schedule

    99              Registrants Proxy Statement for the 1996
             Annual Meeting of Shareholders to be
             held on April 15, 1996.  Only those
             portions of this proxy statement that
             are specifically incorporated by
             reference on Form 10-KSB shall be deemed
             filed with the Securities and Exchange
             Commission.
____________________
    (1) Incorporated herein by reference to Exhibit of the same number in the Company's Form 10-KSB for the year ended December 31, 1993.

    (2) Incorporated herein by reference to Exhibit of the same number in the Company's Form 10-KSB for the year ended December 31, 1994.

(b) Reports on Form 8-K filed in the fourth quarter of 1995: None.


SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



             BUTTON GWINNETT FINANCIAL CORPORATION



             By:_____________________________________
                Glenn S. White
                President

                Date:  March 18, 1996



POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Glenn S. White or Andrew R.
Pourchier, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                          Date


David R. Bowen                  Director             March 18, 1996


Robert A. Bradshaw              Director             March 18, 1996


James F. Brannan, Jr.           Director             March 18, 1996


James R. Brown                  Director             March 18, 1996


W. Emmett Clower                Director             March 18, 1996


Jean A. Coppage                 Director             March 18, 1996


Edwin F. Forrext                Director             March 18, 1996


David G. Hanna                  Director             March 18, 1996


J. Richard Norton, Sr.          Director             March 18, 1996


Andrew R. Pourchier             Vice President/      March 18, 1996
                   Secretary/Treasurer
                   Director (Principal
                   Financial and Accounting
                   Officer)

John D. Stephens                Chairman of the Board/
                   Director             March 18, 1996

Judy A. Waters                  Director             March 18, 1996


Warren O. Wheeler               Director             March 18, 1996


Glenn S. White                  President/Director   March 18, 1996
                   (Principal Executive
                   Officer

Bobby W. Williams               Director             March 18, 1996