Form 10QSB
period 1996-06-30
BUTTON GWINNETT FINANCIAL CORP
filed 1996-08-23
CIK 813613

FORM 10-QSB

          SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549
    _
       |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996
    _
       |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
         ACT

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

                Yes __XX____   No______

            APPLICABLE ONLY TO CORPORATE ISSUERS

          Class                  Outstanding at June 30, 1996
       ----------------------------   ---------------------------------
       Common Stock, $.01 Par Value                 1,378,746

    BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY

                     INDEX

  Part I.   Financial Information                             Page No.

        Consolidated Balance Sheet - June 30, 1996
        and June 30, 1995                                       3

        Consolidated Statements of Income - Six Months
        Ended June 30, 1996 and 1995 and Three Months
        Ended June 30, 1996 and 1995                            4

        Consolidated Statements of Cash Flows -
        Six Months Ended June 30, 1996 and 1995                 5

        Notes To Consolidated Financial Statements              6

        Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                          7 - 9

       Part II.  Other Information

        Item 4 - Any matter submitted to the
        security holders for a vote                            11

        Item 6 - Exhibits and reports on Form 8-K              11


        BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
               CONSOLIDATED BALANCE SHEET
                   (UNAUDITED)
                                  June 30          June 30
ASSETS                                               1996              1995

Cash and due from banks                           $14,586,764     $10,506,984
Bank owned certificates of deposit                    200,000         300,000
Investment securities, approximate market value
  of $31,723,649                                   31,505,365      21,771,032
Federal funds sold                                 14,930,000      17,485,000

    Total Cash and Investments                     61,222,129      50,063,016

Loans                                             108,979,084     105,285,174
  Less reserve for loan losses                     (2,058,505)     (1,706,422)

    Net loans                                     106,920,579     103,578,752
Premises & equipment, net                           3,737,750       4,382,926
Other assets                                        1,710,213       1,545,084

                              $173,590,671    $159,569,778
                              ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY

Deposits:
 Demand                                          $40,634,937      $35,296,794
 Interest-bearing demand                          47,257,110       30,730,086
 Savings                                           6,355,808        6,478,913
 Time over $100,000                               18,447,184       21,646,202
 Time under $100,000                              41,286,941       48,078,700

   Total deposits                               $153,981,980     $142,230,695

Other liabilities                                  1,600,279        2,185,963

Total liabilities                               $155,582,259     $144,416,658

Stockholders' Equity
Common stock $.01 par, 5,000,000 authorized;
   1,527,639 shares issued                           $15,276          $15,275
 Surplus                                          17,774,397       15,166,195
 Retained earnings                                 1,840,272        1,510,263

                              $19,629,945      $16,691,733
 Less cost of shares acquired for the treasury,
   148,893 shares                                  1,621,533        1,538,613

    Total stockholders' equity                18,008,412       15,153,120

                             $173,590,671     $159,569,778
                             ============     ============

        BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                    (UNAUDITED)

                       Six Months Ended      Three Months Ended
                         June 30                June 30
                           1996                   1995
Interest income:
Interest and fees on loans       $5,835,753  $5,597,461  $2,931,012 $2,967,130
Int on taxable investments          695,204     508,119     370,709    251,492
Int on nontaxable investments        89,271     102,667      32,269     49,893
Int on bank deposits and
   other investments                  5,759       7,532       2,863      3,758
Int on Federal Funds Sold           423,221     180,418     223,833    149,057

                    $7,049,208  $6,396,197  $3,560,686 $3,421,330
Interest expense:

Deposits                         $2,531,070  $2,102,319   1,284,394  1,195,094

                    $2,531,070  $2,102,319  $1,284,394 $1,195,094

Net interest income before
  provision for loan losses      $4,518,138  $4,293,878   2,276,292  2,226,236

Provision for loan loss             150,000     300,000      75,000    150,000

  Net interest income            $4,368,138  $3,993,878   2,201,292  2,076,236

 Other income
Service charges on
  deposit accounts                $372,998     $351,847    $187,275   $186,316
Gain on sale of
  Other Real Estate                 40,347            0      40,347          0
Other income                       145,552       70,210      68,138     33,390

                     $558,897     $422,057    $295,760   $219,706

Other expense
 Salaries & employee benefits  $1,182,500    $1,127,308    $596,921   $572,258
 Equipment expense                127,386       120,946      63,504     63,553
 Occupancy expense                108,185       105,095      51,242     54,661
 Data processing                   68,461        63,351      32,604     32,968
 FDIC insurance premiums           59,695       119,758      36,216     59,879
 Other real estate expenses           508        50,509         611     20,236
 Other operating expenses         511,064       502,705     278,702    251,723
                     $2,057,799    $2,089,672  $1,059,800 $1,055,278
Net income before applicable
  income taxes                 $2,869,236    $2,326,263  $1,437,252 $1,240,664
Applicable income taxes         1,028,964       816,000     529,964    418,000
  Net income                   $1,840,272    $1,510,263    $907,288   $822,664
                    ===========    ==========  ========== ==========
Net income per share
  of common stock                  $1.33          $1.09       $0.66      $0.59
                   ===========    =========== =========== ==========
Dividends per share
  of common stock                  $0.50          $0.35       $0.00      $0.35
                   ===========    =========== =========== ==========

        BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (UNAUDITED)
                                   Six Months Ended June 30
                                   1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                         $1,840,272    $1,510,263
  Adjustments to reconcile net income to net
   cash provided by operating activities
  Depreciation                                          125,213       115,939
  Provision for loan losses                             150,000       300,000
  Increase (decrease) in taxes payable                   77,155       (16,774)
 (Increase) decrease in interest receivable             (78,027)       27,780
  Increase (decrease) in interest payable              (126,608)      300,289
  Other prepaids, deferrals and accruals, net           870,811     1,112,705

      Total adjustments                              $1,018,544    $1,839,939

Net cash provided by operating activities            $2,858,816    $3,350,202

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of investment securities                 (8,978,805)       (89,418)
 Proceeds from the maturity of investment            3,385,000      1,980,000
     securities
 Purchases of premises and equipment, net              (14,768)       (37,115)
 Increase in loans, net                             (6,372,006)   (18,140,151)
 (Increase) decrease in federal funds sold, net      4,695,000    (14,540,000)

  Net cash (used in) investing activities          ($7,285,579)  ($30,826,684)

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in deposits, net                         $13,177,862    $31,179,250
 Cash paid for treasury stock                          (56,420)      (797,236)
 Cash dividends paid to shareholders                  (690,243)      (484,658)

  Net cash provided by financing activities        $12,431,199    $29,897,356

Net increase in cash and due from banks             $8,004,436     $2,420,874

Cash and due from banks, beginning of period         6,582,328      8,086,110

Cash and due from banks, ending of period          $14,586,764    $10,506,984

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                        $2,657,678     $1,802,030
    Income taxes                                    $1,028,964       $860,774

See Notes to Consolidated Financial Statements

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

      The results of operations for the six months ended and three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


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

Financial Condition

As of June 30, 1996, the Company experienced an increase in total assets of 9.04%, as compared to December 31, 1995. Total loans increased $6,327,321 during this period or approximately 6.16%. Deposits increased $13,177,861 or 9.36% during this period. The increases in total assets, loans and deposits are attributed to the improvement in the stability of the local economy, as well as the calling efforts of our commercial officers.

Liquidity

As of June 30, 1996, the liquidity ratio was 38.46%, which management considers to be adequate to meet the Company's funding needs. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities.

Capital

Banking regulations require the company to maintain minimum capital to assets. At June 30, 1996, the Company's capital ratio levels exceeded the required ratios as follows:

                                  Regulatory
                          Actual     Requirement

       Leverage capital ratio             10.37%         4.00%
       Risk based capital ratios:
       Core capital                       14.72%         4.00%
       Total capital                      15.97%         8.00%


         BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

Results of Operations

Net interest income for the six months ended June 30, 1996 increased 5.22% to $4,518,138 over the $4,293,878 for the same period in 1995; and the increase for the three month period ending June 30, 1996 was $50,056 or 2.25% as compared to the same period in 1995. Interest income for the six month period increased $653,011 or 10.21%, while interest expense increased $428,751 or 20.39%. For the three month period, interest income increased $139,356 or 4.07%; interest expense for the three month period increased approximately $89,300 or 7.47% over the same period. The interest income increase was due to an overall increase in earning assets, specifically in the areas of commercial loans and bank investments. The increase in interest expense is attributed to an increase in interest bearing deposits which are a result of the marketing efforts of the bank.

Management decreased the provision for loan losses during the six months ended June 30, 1996 to $150,000 as compared to $300,000 for the same period in 1995; the three month period ending
June 30, 1996 also reflects a decrease of $75,000 from the three months period ending June 30, 1995. The determination of the amounts allocated for loan losses is based upon management's judgment concerning factors affecting loan quality and assumptions about the local and national economy.

Total other income increased approximately $136,840 or 32.42% to $558,897 as compared to $422,057 for the same six month period in 1995. During the three months ended June 30, 1996 and 1995, total other income increased to $295,760 from $219,706 or 34.62%. The increase in service charge is a result of increase in volume on commercial checking accounts, consumer service charges, non-sufficient funds charges and ATM withdrawal fees. The increase of $40,347 represents the gain on sale of other real estate, which had been foreclosed. The increase in other income is primarily due to fee income received on the sale of mutual funds, annuities, etc. by a third party ("Invest Corp."). Another factor which caused an increase in other income is interest collected on proceeds from the sale of a piece of property owned by the company for a potential branch site. There was also an increase in mortgage loan origination fees and safe deposit box rent as compared to the same period in 1995.

Total other expenses decreased to $2,057,799 or 1.53% less than the $2,089,672 during the first six months of 1996. Total other expenses increased slightly from $1,055,278 to $1,059,800 or .43% for the three months ending June 30, 1996. The increase in salaries and employee benefits was due to additional employees added to the staff over the same period in 1995. The slight increase in equipment expense is attributed to an increase in depreciation expense; the increase in occupancy expense for the six month period is the result of repairs and maintenance to the bank's branch offices; while there is a slight decrease in occupancy expense for the three month period, which is attributed to rental income that is net of occupancy expense; and the small increase in data processing fees is due to the additional number of accounts. There was a decrease of approximately $60,000 and $23,600 in FDIC Insurance Premiums as compared to the six and three months ended June 30, 1995. Other real estate expense decreased $50,000 under the six month period and $19,600 under the three month period, as renovation expenses were incurred during 1995 on foreclosed property which was sold that same year. The increase in other operating expenses for the six and three month period is primarily for legal expenses.

Net income increased for the six month period ended June 30, 1996 by $542,973 as compared to the same period in 1995; while net income increased $196,588 or 15.85% to $1,437,252 for the three month period ending June 30, 1996. The increase is attributed to more efficient operations of the bank, as well as an the increase in deposit and loan relationships.

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

                   BUTTON GWINNETT FINANCIAL CORPORATION


  Date: ____________            By:___________________________________
                      Glenn S. White
                      President
                     (Principal Executive Officer)


  Date: ____________            By:___________________________________
                      Andrew R. Pourchier
                      Vice President and
                      Secretary-Treasurer
                     (Principal Financial Officer)

  Item 4 - Any matter submitted to the security holders for a vote.

       The annual shareholders meeting was held on April 15, 1996 for the following purposes:

       (1) To elect directors of the Company to serve until their successors are duly elected and qualified;

       (2) To ratify the selection of Mauldin & Jenkins as independent public accountants for the fiscal year ending December 31, 1996;

       (3) To consider such other business as may properly come before the Annual Meeting or any adjournments thereof.

        Total shares represented at the meeting were:

        1,058,131 shares

        (1)  Votes cast for           1,057,783
          Votes cast against             348

        (2)  Votes cast for           1,043,516
          Votes cast against           9,642
          Votes abstained              4,973


  Item 6 - Exhibits and reports on Form 8-K

       (a)  Exhibits.

         None.

       (a)  Reports on Form 8-K.

         None.