Form 10QSB
period 1996-09-30
BUTTON GWINNETT FINANCIAL CORP
filed 1996-12-09
CIK 813613

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
 _
|X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1996
 _
|_|     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
       ACT

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

       Class                    Outstanding at September 30, 1996
----------------------------     ---------------------------------
Common Stock, $.01 Par Value                            1,378,746


BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY

INDEX

Part I. Financial Information                                   Page No.

      Consolidated Balance Sheet - September 30, 1996
       and September 30, 1995                                         3

     Consolidated Statements of Income - Nine Months
     Ended September 30, 1996 and 1995 and Three Months
     Ended September 30, 1996 and 1995                                4

     Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1996 and 1995                    5

     Notes To Consolidated Financial Statements                       6

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                7 - 9

Part II.        Other Information

     Item 4 - Any matter submitted to the
     security holders for a vote                                     11

     Item 6 - Exhibits and reports on Form 8-K                       11


       BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
           CONSOLIDATED BALANCE SHEET
                (UNAUDITED)
                               September 30     September 30
ASSETS                                               1996          1995
Cash and due from banks                          $12,335,981      $8,905,860
Bank owned certificates of deposit                         0         300,000
Investment securities, approximate
   market value of $33,943,626                    34,114,908      24,606,147
Federal funds sold                                15,645,000      20,755,000

    Total Cash and Investments                    62,095,889      54,567,007

Loans                                            113,409,379     103,030,388
    Less reserve for loan losses                  (2,133,184)     (1,844,976)

       Net loans                                 111,276,195     101,185,412
    Premises & equipment, net                  3,658,620       4,295,061
    Other assets                               1,802,016       1,534,730

                             $178,832,720    $161,582,210
                             ============    ============

    LIABILITIES & STOCKHOLDERS' EQUITY

    Deposits:
      Demand                                 $41,930,572     $34,049,866
      Interest-bearing demand                 52,419,516      37,357,869
      Savings                                  5,749,783       6,295,483
      Time over $100,000                      18,753,089      19,993,749
      Time under $100,000                     39,185,925      46,473,296

        Total deposits                      $158,038,885    $144,170,263

    Other liabilities                          1,746,838       1,442,464

          Total liabilities              $159,785,723    $145,612,727

    Stockholders' Equity
      Common stock $.01 par,
       5,000,000 authorized;
        1,527,639 shares issued                 $15,276         $15,275
      Surplus                                17,774,397      15,166,196
    Retained earnings                         2,878,857       2,353,125

                             $20,668,530     $17,534,596
      Less cost of shares acquired for
      the treasury,
        148,893 shares                        1,621,533       1,565,113

          Total stockholders' equity      19,046,997      15,969,483

                               $178,832,720    $161,582,210
                               ============    ============



       BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY

               CONSOLIDATED STATEMENTS OF INCOME

                       (UNAUDITED)


                             Nine Months Ended        Three Months Ended

                              September 30             September 30
                            1996         1995          1996         1995

Interest income:
  Interest and fees on loans           $8,858,787     $8,559,973     $3,023,034
   $2,962,512
  Interest on taxable investments       1,125,705        788,535        430,501
      280,416
  Interest on nontaxable investments      136,005        159,263         46,734
       56,596
  Interest on bank deposits and
     other investments                      7,705         11,398          1,946
        3,866
  Interest on Federal Funds Sold          716,444        505,679        293,223
      325,261

                         $10,844,646    $10,024,848     $3,795,438    $3,628,651

   Interest expense:
     Deposits                          $3,880,035     $3,477,916      1,348,965
    1,375,597

                          $3,880,035     $3,477,916     $1,348,965    $1,375,597


Net interest income before provision   $6,964,611     $6,546,932      2,446,473
    2,253,054
   for loan losses
      Provision for loan loss             225,000        450,000         75,000
      150,000

   Net interest income                 $6,739,611     $6,096,932      2,371,473
    2,103,054

 Other income
   Service charges on deposit accounts   $564,307       $523,241       $191,309
     $171,394
   Gain on sale of Other Real Estate       40,347              0              0
            0
   Other income                           190,304        124,230         44,752
       54,020

                         $794,958       $647,471       $236,061      $225,414

Other expense
  Salaries & employee benefits         $1,770,665     $1,684,284       $588,165
     $556,976
  Equipment expense                       223,770        215,864         96,384
       94,918
  Occupancy expense                       154,425        160,144         46,240
       55,049
  Data processing                         104,430         95,953         35,969
       32,602
  FDIC insurance premiums                  89,599        220,278         29,904
      100,520
  Other real estate expenses                1,047         11,206            539
      (39,303)
  Other operating expenses                722,012        721,549        210,948
      218,844

                          $3,065,948     $3,109,278     $1,008,149    $1,019,606

 Net income before applicable
   income taxes                        $4,468,621     $3,635,125     $1,599,385
   $1,308,862
 Applicable income taxes                1,589,764      1,282,000        560,800
      466,000

     Net income                        $2,878,857     $2,353,125     $1,038,585
     $842,862
                          ===========    ===========    ===========
===========

   Net income per share of common stock    $2.09           $1.70          $0.76
        $0.61
                          ===========    ===========    ===========
===========

   Dividends per share of common stock     $0.50           $0.35          $0.00
        $0.00
                          ===========    ===========    ===========
===========




        BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (UNAUDITED)

                                          Nine Months Ended

                                        September 30




                                         1996            1995


CASH FLOWS FROM OPERATING ACTIVITIES


 Net Income                                                 $2,878,857
$2,353,125
  Adjustments to reconcile net income to net

    cash provided by operating activities

    Depreciation                                               218,564
207,944
    Provision for loan losses                                  225,000
450,000
    Increase (decrease) in taxes payable                        63,069
(24,774)
    (Increase) decrease in interest receivable                  (4,743)
(31,812)
    Increase (decrease) in interest payable                    (59,167)
404,556
     Other prepaids, deferrals and accruals, net               798,927
317,476

       Total adjustments                                    $1,241,650
$1,323,390

    Net cash provided by operating activities           $4,120,507
$3,676,515

CASH FLOWS FROM INVESTING ACTIVITIES

  Decrease in Bank Owned CD's                                  200,000
     0
  Purchases of investment securities                       (13,973,348)
(6,309,533)
  Proceeds from the maturity of investment                   5,770,000
5,365,000
    securities
  Purchases of premises and equipment, net                     (28,989)
(41,255)
  Increase in loans, net                                   (10,802,621)
(15,871,401)
  (Increase) decrease in federal funds sold, net             3,980,000
(17,810,000)

     Net cash (used in) investing activities              ($14,854,958)
($34,667,189)

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in deposits, net                                $17,234,767
$33,118,818
  Cash paid for treasury stock                                 (56,420)
(823,736)
  Cash dividends paid to shareholders                         (690,243)
(484,658)

Net cash provided by financing activities                  $16,488,104
$31,810,424

Net increase in cash and due from banks                     $5,753,653
$819,750

Cash and due from banks, beginning of period                 6,582,328
8,086,110

Cash and due from banks, ending of period                  $12,335,981
$8,905,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:

      Interest                                          $3,939,202
$3,073,360
      Income taxes                                      $1,692,900
$1,389,874

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

The results of operations for the nine months ended and three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Financial Condition

As of September 30, 1996, the Company experienced an increase in total assets of 12.33%, as compared to December 31, 1995. Total loans increased $10,757,616 during this period or approximately 10.48%. Deposits increased $17,234,766 or 12.24% during this period. The increases in total assets, loans and deposits are attributed to the improvement in the stability of the local economy, as well as the calling efforts of our commercial officers.

Liquidity

As of September 30, 1996, the liquidity ratio was 38.03%, which management considers to be adequate to meet the Company's funding needs. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities.

Capital

Banking regulations require the company to maintain minimum capital to assets. At September 30, 1996, the Company's capital ratio levels exceeded the required ratios as follows:

                                       Regulatory
                             Actual      Requirement

    Leverage capital ratio                  10.65%          4.00%
    Risk based capital ratios:
    Core capital                            14.93%          4.00%
     Total capital                              16.18%          8.00%

BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Net interest income for the nine months ended September 30, 1996 increased 6.28% to $6,964,611 over the $6,546,932 for the same period in 1995; and the increase for the three month period ending September 30, 1996 was $193,419 or 8.58% as compared to the same period in 1995. Interest income for the nine month period increased $819,708 or 8.18%, while interest expense increased $402,119 or 11.56%. For the three month period, interest income increased $166,787 or 4.59%; interest expense for the three month period decreased approximately $26,632 or 1.96% over the same period. The interest income increase was due to an overall increase in earning assets, specifically in the areas of commercial loans and bank investments. The increase in interest expense for the nine month period is attributed to an increase in interest bearing deposits which are a result of the marketing efforts of the bank; while the decrease in this same category for the three month period is a result of an increase in Money Market accounts rather than in Certificates of Deposit.

Management decreased the provision for loan losses during the nine months ended September 30, 1996 to $225,000 as compared to $450,000 for the same period in 1995; the three month period ending September 30, 1996 also reflects a decrease of $75,000 from the three months period ending September 30, 1995. The determination of the amounts allocated for loan losses is based upon management's judgment concerning factors affecting loan quality and assumptions about the local and national economy.

Total other income increased approximately $147,487 or 22.78% to $794,958 as compared to $647,471 for the same nine month period 1995. During the three months ended September 30, 1996 and 1995, total other income increased to $236,061 from $225,414, or 4.7% for the same period. The increase in service charge for the nine months ended and three months ended September 30, 1996 is a result of increase in volume on commercial checking accounts, consumer service charges, non-sufficient funds charges and ATM withdrawal fees.
The nine month increase of $40,347 represents the gain on sale of other real estate, which had been foreclosed. The nine month increase in other income is primarily due to fee income received on the sale of mutual funds, annuities, etc. by a third party ("Invest Corp."). Another factor which caused an increase in other income is interest collected on proceeds from the sale of a piece of property owned by the company for a potential branch site. There was also an increase in and safe deposit box rent as compared to the same period in 1995. A decrease in other income for the three months ended is related to permanent origination fees.

Total other expenses decreased slightly as compared to the nine month and three month periods ending September 30, 1996. The increase in salaries and employee benefits was due to additional employees added to the staff over the same period in 1995. The slight increase in equipment expense is attributed to an increase in depreciation expense and equipment repairs; the decrease in occupancy expense for the nine and three month period is attributed to rental income that is net of occupancy expense; and the small increase in data processing fees is due to the additional number of accounts. There was a decrease of approximately $60,000 and $23,600 in FDIC Insurance Premiums as compared to the nine and three months ended September 30, 1995. Other real estate expense decreased $10,000 under the nine month period and $40,000 under the three month period, as renovation expenses were incurred during 1995 on foreclosed property which was sold that same year. The slight decrease in other expenses for the nine month period is attributed to advertising expense.

Net income increased for the nine month period ended September 30, 1996 by $844,496 as compared to the same period in 1995; while net income increased $290,523 or 22.20% to $1,599,385 for the three month period ending September 30, 1996. The increase is attributed to more efficient operations of the bank, as well as an the increase in deposit and loan relationships.

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