Form 10KSB
period 1996-12-31
BUTTON GWINNETT FINANCIAL CORP
filed 1997-03-28
CIK 813613

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)
 _
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required, effective October 7, 1996]

    For fiscal year ended December 31, 1996

    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]

	For the transition period from ___________ to ____________

Commission file number  0-24008

		       BUTTON GWINNETT FINANCIAL CORPORATION
		 (Name of Small Business Issuer in Its Charter)

		Georgia                                58-1766331
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   [X]

(Cover page continued)


State issuer's revenues for its most recent fiscal year:  $15,742,835

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$12,891,606 as of March 28, 1997.


APPLICABLE ONLY TO CORPORATE REGISTRANTS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,360,864 as of March 28, 1997.

Transitional Small Business Disclosure Format (check one):  Yes   No X


DOCUMENTS INCORPORATED BY REFERENCE

	Portions of the Registrant's 1996 Annual Report to Shareholders are incorporated by reference into Part II.

	Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

				PART I


ITEM 1.         DESCRIPTION OF BUSINESS

The Company

	Button Gwinnett Financial Corporation (the "Company") is the surviving corporation resulting from the merger (the "Merger") of Button Gwinnett Bancorp, Inc. ("BGB"), a Georgia corporation, and The Gwinnett Financial Corporation ("GFC"), a Georgia corporation, on January 25, 1994. Following the Merger, the Company held all of the common stock of two subsidiary banks, The Bank of Gwinnett County (the "Bank"), a banking corporation chartered by the State of Georgia, and Button Gwinnett National Bank ("BGNB"), a national banking association. On September 25, 1993, the Bank acquired the assets and liabilities of one of the two offices of BGNB which was located at 2230 Scenic Highway, Snellville, Georgia, and the Company sold BGNB (then consisting of the assets and liabilities associated with the other office of BGNB which was located at 4640 Jimmy Carter Boulevard, Norcross, Georgia) to Mountain Holding Corporation. This acquisition and sale is referred to herein as the "Reorganization."

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

	The banking industry in Georgia is highly competitive. In recent years, intense market demands, economic pressures, changing interest rates and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become more cost effective. The Bank faces strong competition in attracting deposits and making loans. Its most direct competition for deposits comes from savings institutions, commercial banks, credit unions and issuers of securities such as shares in money market funds. Interest rates, convenience of office locations and marketing are all significant factors in the Bank's competition for deposits.

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

			  Lending Activities

	The Bank makes primarily real estate-construction loans, commercial loans, and to a lesser extent consumer loans. As of December 31, 1996 such loans constituted 30.9%, 58.6% and 10.5%, respectively, of total loans.

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

			Asset/Liability Management

	It is the objective of the Bank to manage its assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank are charged with the responsibility for developing and monitoring policies and procedures that are designed to insure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in small- to medium-sized business loans and real estate related loans. The Bank's asset/liability mix is monitored on a timely basis with a report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Asset/Liability Committee on a monthly basis. The objective of this policy is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements and interest rates on the Bank's earnings. See "Selected Statistical Information - Asset/Liability Management.

				  Employees

	As of December 31, 1996, the Bank had 48 full-time employees and 11 part time employees. The Bank is not a party to any collective bargaining agreement, and, in the opinion of management, enjoys excellent relations with its employees. The Company does not have any employees who are not also employees of the Bank.

		     SELECTED STATISTICAL INFORMATION OF
		    BUTTON GWINNETT FINANCIAL CORPORATION


	 The following statistical information is provided for the Company for the years ended December 31, 1996 and 1995. The data is presented using daily average balances. This data should be read in conjunction with the financial statements incorporated into this Annual Report.

Average Balances and Net Income Analysis

	 The following tables set forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.


						----------------------- YEARS ENDED DECEMBER 31-----------------------------
						    ------------1996--------------           ---------1995------------------
									   AVERAGE                                   AVERAGE
							       INTEREST     YIELD/                       INTEREST     YIELD/
						   AVERAGE      INCOME/      RATE            AVERAGE      INCOME/      RATE
						   BALANCE      EXPENSE      PAID            BALANCE      EXPENSE      PAID
									   (Dollars in Thousands)
ASSETS
  Interest-earning assets:
    Loans, net of unearned income                $109,190     $ 12,020      11.01%          $ 99,937     $11,397      11.40%
    Federal Funds Sold                             17,805          939       5.27%            14,368         831       5.78%
    Taxable investments                            27,021        1,558       5.77%            18,767       1,083       5.77%
    Tax-exempt investments                          3,973          181       4.56%             4,364         211       4.84%
    Interest-bearing deposits in banks                115            8       6.96%               280          14       5.00%

       Total interest-earning assets             $158,104     $ 14,706       9.30%          $137,716    $ 13,536       9.83%

  Noninterest-earning assets:
    Cash                                         $  8,312                                   $  6,809
    Allowance for loan losses                      (2,077)                                    (1,688)
    Other Assets                                    5,895                                      6,053

      Total noninterest-earning assets           $ 12,130                                   $ 11,174

	TOTAL ASSETS                             $170,234     $ 14,706                      $148,890    $ 13,536

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
    Interest-bearing demand deposits             $ 47,549     $  1,789       3.76%          $ 33,349    $  1,117       3.35%
    Savings and time deposits                      65,061        3,436       5.28%            67,256       3,690       5.49%
    Debt                                                0            0        --                  11           0         --

      Total interest-bearing liabilities         $112,610     $  5,225       4.64%          $100,616    $  4,807       4.78%

  Noninterest-bearing liabilities and
    stockholders' equity:
      Demand deposits                            $ 37,541                                   $ 30,662
      Other liabilities                             1,803                                      2,169
      Stockholders' equity                         18,280                                     15,443
	Total noninterest-bearing liabilities
	  and stockholders' equity               $ 57,624                                   $ 48,274

	Total liabilities and
	 stockholders' equity                    $170,234     $  5,225                      $148,890    $  4,807

Interest rate spread                                                         4.66%                                      5.05%
Net interest income                                           $  9,481                                   $ 8,729
Net interest margin                                                          6.00%                                      6.34%


(1) Interest income on loans includes $1,353,976 and $1,368,493 of loan fee income for the years ended December 31, 1996 and 1995, respectively. Interest income on loans also includes $6,061 and $459 of interest income recognized on non accrual and renegotiated loans for the years ended December 31, 1996 and 1995, respectively.

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

			       ----------------Years Ended December 31 ----------------

					 1996                        1995

			       Increase    Changes Due To    Increase   Changes Due to
			      (Decrease)   Rate    Volume   (Decrease)  Rate    Volume
						     (In Thousands)

Increase (decrease) in:
  Income from earning assets:
    Interest and fees
      on loans                  $  623   $ (432)   $1,055     $3,097    $  801   $2,296
    Interest on
      taxable investments          475       (1)      476        267        57      210
    Interest on
      tax-exempt investments       (30)     (11)      (19)         3        14      (11)
    Interest on
      Federal Funds Sold           108      (91)      199        486       254      232
    Interest on deposits
      in banks                      (6)       2        (8)       (36)        1      (37)

      Total interest income     $1,170   $ (533)   $1,703     $3,817    $1,127   $2,690

Expense from interest-bearing
  liabilities:
    Interest on
      interest-bearing demand   $  672   $  196    $  476     $  234    $  140   $   94
  Interest on time and
     savings deposits             (254)    (134)     (120)     1,592       826      766

     Total interest expense     $  418   $   62    $  356     $1,826    $  966   $  860

	Net interest income     $  752   $ (595)   $1,347     $1,991    $  161   $1,830


Asset/Liability Management

	The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1996, the cumulative interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities). The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	The Bank uses this tables as a tool to manage interest rate sensitivity and risk on certain products. What is not taken into consideration is the Company's strong capital position of 10% and the aggressive marketing and officer calling program that maintains 27% of the total deposits in non-interest bearing accounts, thus maintaining some of the highest returns on average assets for our peer group, as well as some of the highest net interest margins.




					Within             Within             Within           After
					  Six                One               Five             Five
					Months              Year              Years            Years
Interest-earning assets:
  Loans, net of unearned income       $ 76,053            $ 83,322           $116,278         $119,899
  Federal Funds sold                    21,515              21,515             21,515           21,515
  Taxable Investments                    2,750               8,216             28,300           28,300
  Tax-exempt investments                   655                 655              2,494            3,704
  Interest-bearing deposits in
    banks                                    0                   0                  0                0

				      $100,973            $113,708           $168,587         $173,418

Interest Bearing Liabilities:
  Interest-bearing deposits           $ 59,655            $ 59,655           $ 59,655         $ 59,655
  Savings                                5,532               5,532              5,532            5,532
  Time Deposits                         37,474              48,787             56,172           56,172

				      $102,661            $113,974           $121,359         $121,359

Cumulative Interest Rate
  Sensitivity Gap                     $ (1,688)           $   (266)          $ 47,228         $ 52,059

Cumulative Interest Rate
  Sensitivity Gap Ratio                    98%                100%               139%             143%


	The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 70% of the loan portfolio is comprised of loans which are variable rate terms or short-term obligations. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 57% of average other earning assets mature within one year.

			     INVESTMENT PORTFOLIO

Types of Investments

	The carrying value and estimated market value of investment securities are as follows:

							       Gross               Gross
					   Amortized         Unrealized          Unrealized              Fair
					     Cost               Gains               Losses              Value
Securities Held for Investment:
 December 31, 1996
 U. S. Government and agency
    securities                            $28,300,312         $ 66,788          $  (74,851)          $28,292,249
 State and municipal securities             3,703,971           55,716             ( 4,003)            3,755,684
					  $32,004,283         $122,504          $  (78,854)          $32,047,933


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
					  $25,911,560         $172,355          $  (74,739)          $26,009,176



Maturities

	The amounts of investment securities in each category as of December 31, 1996 and 1995 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.



							---------Year Ended December 31 -----------
								1996                     1995
							  U. S. Treasury and Other U. S. Government
								  Agencies and Corporations
								    (Dollars in Thousands)
							  Amount      Yield       Amount      Yield
								      (1)                      (1)
Maturity:
  One year or less                                       $  7,716     5.53%       $ 7,180      6.00%
  After one year through five years                        20,084     5.95%        13,364      5.53%
  After five years through ten years                          500     6.50%         1,000      6.17%
  After ten years                                              --                      --
							 $ 28,300                 $21,544

							    State and Political Subdivisions
								    (Dollars in Thousands)
							  Amount      Yield       Amount      Yield
								      (1)                    (1) (2)
Maturity:
  One year or less                                       $    655     4.69%       $   685      3.96%
  After one year through five years                         1,839     4.67%         2,383      4.68%
  After five years through ten years                        1,210     5.26%         1,300      5.14%
  After ten years                                              --                     --
							 $  3,704                 $ 4,368



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

							  December 31
						    1996              1995
						    (Dollars in Thousands)

Commercial and business                         $ 28,102            $ 27,356
Business loans secured by real estate             42,297              30,814
Real estate - construction                        37,199              29,989
Real estate - mortgage                             7,997               8,838
Consumer and other installment loans               4,651               5,989

						$120,246            $102,986
Deferred fees                                       (347)               (334)
Reserve for loan losses                           (2,331)             (1,953)

	Loans, net                              $117,568            $100,699

Maturities and Sensitivity to Changes in Interest Rates

	Total loans as of December 31, 1996 and 1995 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

							  December 31
						 1996                   1995
						     (Dollars in Thousands)

Maturity:
  One year or less                              $ 72,764            $ 64,574
  After one year through five years               42,749              34,204
  After five years                                 4,733               4,208
						$120,246            $102,986

	The following table summarizes loans at December 31, 1996 with due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

				     1 - 5        Over 5
				     Years        Years          Total
					   (Dollars in Thousands)

Predetermined interest rates       $ 32,889       $ 3,626      $ 36,515
Floating or adjustable rates          9,860         1,107        10,967
				   $ 42,749       $ 4,733      $ 47,482

Nonperforming Loans

	The following table presents, at December 31, 1996 and 1995, the aggregate of nonperforming loans for the categories indicated.

							 December 31
						       1996       1995
						   (Dollars in Thousands)

Loans accounted for on a nonaccrual basis          $    38       $   95

Installment loans and term loans                        --          138
	contractually past due ninety days or
	more as to interest or principal payments and still accruing

Loans, the terms of which have been                     84           --
	renegotiated to provide a reduction or
	deferral of interest or principal because of deterioration in the financial position of the borrower

Loans now current about which there are                 --           --
	serious doubts as to the ability of the
	borrower to comply with present loan
	repayment terms

Interest income that would have been recorded on        10           11
	nonaccrual and restructured loans under
	original terms

Interest income that was recorded on a nonaccrual        6            1
	and restructured loans

	The accrual of interest income on loans is discontinued when the loans become over 90 days past due. Interest previously accrued but not collected is charged against current period interest income when such loans are placed on nonaccrual status. Interest accruals are recorded on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

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

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 and, as amended, No. 118, "Accounting by Creditors for Impairment of a Loan". The statement prescribes that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The statement had no material effect on the financial statements of the Company as of December 31, 1996.

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

	The following is a summary of the commitments outstanding at December 31, 1996 and 1995.

							 December 31
						       1996        1995
						   (Dollars in Thousands)

Commitments to extend credit                       $  46,186   $  32,781
Standby letters of credit                              2,201       1,540
						   $  48,387   $  34,321


SUMMARY OF LOAN LOSS EXPERIENCE

	The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $2,330,733 at December 31, 1996, representing 1.94% of year end total loans outstanding, compared with 1,953,189 at December 31, 1995, which represented 1.90% of year end total loans outstanding. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

	Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, approximately 40% of the allowance should be allocated to real estate loans, 45% to commercial, financial and agricultural loans and 15% to consumer/installment loans as of December 31, 1996.

	The following table presents an analysis of the Company's loan loss experience for the year ended December 31, 1996.

							 December 31
						       1996        1995
						   (Dollars in Thousands)


Average amount of loans outstanding                $ 109,190     $ 99,937
Balance of reserve for possible loan losses
  at beginning of period                           $   1,953     $  1,464
Charge-offs:
  Commercial, financial and agricultural           $     (49)    $    (76)
  Real estate                                            (20)         (28)
  Consumer                                               (16)         (17)
Recoveries:
  Commercial, financial and agricultural                   7            0
  Real estate                                              4            3
  Consumer                                                 7            7
    Net charge-offs                                $     (67)    $   (111)
Additions to reserve charged to
    operating expenses                             $     445     $    600
       Balance of reserve for
	  possible loan losses                     $   2,331     $  1,953

Ratio of net loan charge-offs
   to average loans                                    0.06%         .11%

DEPOSITS

	Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits and time deposits, for the years ended December 31, 1996 and 1995 is presented below.

							 December 31
						       1996            1995

					       Amount    Rate     Amount    Rate
						       (Dollars in Thousands)
  Noninterest-bearing demand deposits        $ 37,541    ---%    $ 30,662    ---%
  Interest-bearing demand deposits             47,549   3.76%      33,349   3.35%
  Savings                                       5,991   2.40%       6,430   2.68%
  Time deposits                                59,070   5.57%      60,826   5.78%

     Total deposits                          $150,151            $131,267


	The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1996 and 1995, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months (3) over six through twelve months and (4) over twelve months.
						       December 31
						    1996          1995

						   Amount         Amount
						   (Dollars in Thousands)

  Three months or less                          $  7,181        $  7,267
  Over three through six months                    3,754           5,140
  Over six through twelve months                   3,716           2,556
  Over twelve months                               3,796           3,300
       Total                                    $ 18,447         $18,263

RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

	The following rate of return information for the years ended December 31, 1996 and 1995 is presented below.

						       December 31
						    1996          1995

  Return on assets (1)                              2.26%         2.21%
  Return on equity (2)                             21.03%        21.35%
  Dividend payout ratio (3)                        19.23%        15.28%
  Equity to assets ratio (4)                       10.74%        10.37%

(1)  Net income divided by average total assets.
(2)  Net income divided by average equity.
(3)  Dividends declared per share divided by net income per share.
(4)  Average Equity divided by average total assets.


			     SUPERVISION AND REGULATION

	The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

General

	The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

	The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

	The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

	The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
(the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

	In February 1996, the Georgia Legislature adopted the "Georgia Interstate Branching Act" effective June 1, 1997. The Georgia Interstate Branching Act will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

	The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

	The bank subsidiary of the Company is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

	The FDIC and the Georgia Department of Banking and Finance
(the "Georgia Department") regularly examine the operations of the Bank and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Payment of Dividends

	The Company is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.

	If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

	At December 31, 1996, under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Company of approximately $1,933,000.

	The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital Adequacy

	 The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

	The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

	The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1996, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 16.13% and 14.88%, respectively.

	In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.
All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points.
The Company's Leverage Ratio at December 31, 1996 was 11.13%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

	The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

	The Bank was in compliance with applicable minimum capital requirements as of December 31, 1996. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institution.

	Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements.
See "-- Prompt Corrective Action."

	The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk which would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules will apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

Support of Subsidiary Institutions

	Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it.
In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

	Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (a) the default of a commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Company are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

Prompt Corrective Action

	FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

	The capital levels established for each of the categories are as follows:

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



	For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

	An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

	At December 31, 1996, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC Insurance Assessments

	Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

	Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

	Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, on July 28, 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

	A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions).

	In addition, the FDIC proposed a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to FICO assessments. Effective January 1, 1997, FICO assessments will be imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January, 2000, BIF- and SAIF- insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points. The Company anticipates that the net effect of the decrease in the premium assessment rate on SAIF deposits will result in a reduction in its total deposit insurance premium assessments for the years 1997 through 1999, assuming no further changes in announced premium assessment rates. The Funds Act further provides that BIF and SAIF are to be merged, creating the "Deposit Insurance Fund," on January 1, 1999, provided that bank and savings association charters are combined by that date.

	Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Proposed Legislation and Regulatory Action

	New regulations and statutes are regularly proposed which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.



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

	No matters were submitted during the fourth quarter of 1996 to a vote of shareholders.



			      PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
		RELATED STOCKHOLDER MATTERS

	The information set forth under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" in the 1996 Annual Report to Shareholders, is incorporated herein by reference. The Company did not have any sales of unregistered securities during 1996, 1995 and 1994.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

	The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the 1996 Annual Report to Shareholders, is incorporated herein by reference.


ITEM 7. FINANCIAL STATEMENTS

	The consolidated balance sheets of the Company as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows and notes to the consolidated financial statements for each of the three years in the period ended December 31, 1996, and the report issued thereon by the Company's independent public accountants which are set forth in the 1996 Annual Report to Shareholders, are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	Not applicable.


				  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

	The information set forth under the caption "Election of Directors" in the Proxy Statement utilized in connection with the Company's 1997 Annual Shareholders Meeting is incorporated herein by reference.


ITEM 10.EXECUTIVE COMPENSATION

	The information set forth under the caption "Executive Compensation" in the Proxy Statement utilized in connection with the Company's 1997 Annual Shareholders Meeting is incorporated herein by reference.


ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The information set forth under the caption "Principal Shareholders and Management" in the Proxy Statement utilized in connection with the Company's 1997 Annual Shareholders Meeting is incorporated herein by reference.


ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information set forth under the caption "Certain Transactions" in the Proxy Statement utilized in connection with the Company's 1997 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

	Exhibit
	Number          Exhibit

	3.1 (1)         Articles of Incorporation.

	3.2 (1)         Bylaws.

	4.1 (1) Instruments Defining the Rights of Security Holders. (See Articles of Incorporation at
			Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.)

	10.1 (1) (*)    Button Gwinnett Financial Corporation 1993 Stock
			Incentive Plan.

	10.2 (1) (*)    Button Gwinnett Financial Corporation Non-
			Qualified Stock Option Award (granted under the
			Button Gwinnett Financial Corporation 1993 Stock
			Incentive Plan).

	10.3 (1) (*)    Form of Button Gwinnett Financial Corporation
			Incentive Stock Award (granted under the Button
			Gwinnett Financial Corporation 1993 Stock
			Incentive Plan).

	10.4 (2) (*)    Employment Agreement, dated as of September 9, 1994,
			between Glenn S. White and The Bank of Gwinnett County and Button Gwinnett Financial Corporation.

	10.5 (2) (*)    Employment Agreement, dated as of September 9, 1994,
			between Andrew R. Pourchier and The Bank of Gwinnett
			County  and Button Gwinnett Financial Corporation.

	13.1    (3)     Annual Report as of and for the year ended December 31,
			1996 furnished to shareholders for which certain specified pages are specifically incorporated herein by reference.

	21.1 (1)        Subsidiary of Button Gwinnett Financial Corporation

	24.1 Power of Attorney (appears on the signature pages to this Report on Form 10-KSB).

	27.1            Financial Data Schedule (for SEC use only)

____________________
	1) Incorporated herein by reference to Exhibit of the same number in the Company's Form 10-KSB for the year ended
	       December 31, 1993.

	(2) Incorporated herein by reference to Exhibit of the same number in the Company's Form 10-KSB for the year ended
	       December 31, 1994.

	(3)    Incorporated herein by reference to Exhibit (a) in the Company's
	       Schedule 13-E-4, dated February 20, 1997 (Commission File No.
	       005-45683).

	(*) Indicates a management contract or a compensatory plan or arrangement.

(b)  Reports on Form 8-K filed in the fourth quarter of 1996:  None.

				SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



				      BUTTON GWINNETT FINANCIAL CORPORATION



				      By:_____________________________________
					     Glenn S. White
					     President

				      Date:  March 28, 1997



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

Signature                        Title                          Date


/s/                             Director                        March 28, 1997
David R. Bowen


/s/                             Director                        March 28, 1997
Robert A. Bradshaw


/s/                             Director                        March 28, 1997
James F. Brannan, Jr.


/s/                             Director                        March 28, 1997
James R. Brown


/s/                             Director                        March 28, 1997
W. Emmett Clower


/s/                             Director                        March 28, 1997
Jean A. Coppage


/s/                             Director                        March 28, 1997
Edwin F. Forrest


/s/                             Director                        March 28, 1997
David G. Hanna


/s/                             Director                        March 28, 1997
J. Richard Norton, Sr.


/s/                             Vice President/                 March 28, 1997
Andrew R. Pourchier            Secretary/Treasurer
			       Director (Principal
			       Financial and Accounting
			       Officer)


/s/                             Chairman of the Board/
John D. Stephens                Director                        March 28, 1997



/s/                             Director                        March 28, 1997
Judy A. Waters


/s/                             Director                        March 28, 1997
Warren O. Wheeler

				President/Director              March 28, 1997
/s/                             (Principal Executive
Glenn S. White                  Officer


/s/                             Director                        March 28, 1997
Bobby W. Williams