Form 10QSB
period 1997-03-31
BUTTON GWINNETT FINANCIAL CORP
filed 1997-05-13
CIK 813613

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
 _
|X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	  EXCHANGE ACT OF 1934
	    For the quarterly period ended March 31, 1997
  _
 |_|     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
	  ACT

	    For the transition period from _______ to ________

			Commission file number 33-13714-A

BUTTON GWINNETT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

GEORGIA                                         58-1766331
(State or Other Jurisdiction of                 (I.R.S Employer
Incorporation or Organization)                  Identification No.)

2230 SCENIC HIGHWAY, SNELLVILLE, GA  30278
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

Yes __XX____   No______

APPLICABLE ONLY TO CORPORATE ISSUERS

       Class                       Outstanding at March 31, 1997
----------------------------     ---------------------------------
Common Stock, $.01 Par Value                1,360,864


BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARIES

INDEX

Part I.   Financial Information                                   Page No.

	  Consolidated Balance Sheet - March 31, 1997                 3

	  Consolidated Statements of Income - Three Months
	  Ended March 31, 1997 and 1996                               4

	  Consolidated Statements of Cash Flows -
	  Three Months Ended March 31, 1997 and 1996                  5

	  Notes To Consolidated Financial Statements                  6

	  Management's Discussion and Analysis of Financial
	  Condition and Results of Operations                     7 - 9

Part II.  Other Information

	  Item 4 - Any matter submitted to the
	  security holders for a vote                               11

	  Item 6 - Exhibits and reports on Form 8-K                 11



		   CONSOLIDATED BALANCE SHEET
			    (UNAUDITED)
					  March 31      March 31
					    1997          1996

   ASSETS
Cash and due from banks                $ 11,246,999 $  8,294,208
Bank owned certificates of deposit          500,000      200,000
Investment securities, approximate
  market value  of $29,721,851           36,298,581   29,765,340
Federal funds sold                       15,225,000   17,880,000

    Total Cash and Investments           63,270,580   56,139,548

Loans                                   119,842,304  103,067,470
  Less reserve for loan losses           (2,407,118)  (2,005,745)

    Net loans                           117,435,186  101,061,725
Premises & equipment, net                 3,999,236    3,800,307
Other assets                              2,281,806    2,597,302

				       $186,986,808 $163,598,882
				       ============ ============

LIABILITIES & STOCKHOLDERS' EQUITY

Deposits:
  Demand                               $ 44,853,742 $ 36,317,342
  Interest-bearing demand                62,009,423   41,998,769
  Savings                                 5,783,069    6,456,125
  Time over $100,000                     17,069,473   18,320,868
  Time under $100,000                    34,817,369   41,468,520

    Total deposits                     $164,533,076 $144,561,624

Other liabilities                         2,789,736    1,910,889

	 Total liabilities             $167,322,812 $146,472,513

Stockholders' Equity
  Common stock $.01 par,
    5,000,000 authorized;
    1,527,639 shares issued            $     15,276 $     15,276
  Surplus                                14,359,304   17,774,397
Retained earnings                         7,447,911      932,984

				       $ 21,822,491 $ 18,722,657
  Less cost of shares acquired
    for the treasury,
    147,152 shares                        2,157,495    1,596,288

       Total stockholders' equity        19,664,996   17,126,369

				       $186,987,808 $163,598,882
				       ============ ============



    BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARIES
	      CONSOLIDATED STATEMENTS OF INCOME
			    (UNAUDITED)

					    Three Months Ended
					  March 31      March 31
					    1997          1996

Interest income:
  Interest and fees on loans           $  3,190,782 $  2,904,741
  Interest on taxable investments           430,810      324,495
  Interest on nontaxable investments         41,308       57,002
  Interest on bank deposits and
    other investments                         6,575        2,896
  Interest on Federal Funds Sold            208,584      199,388

				       $  3,878,059 $  3,488,522

Interest expense:
  Deposits                             $  1,325,476 $  1,246,676

				       $  1,325,476 $  1,246,676

Net interest income before provision   $  2,552,583 $  2,241,846
     for loan losses
Provision for loan loss                      75,000       75,000

  Net interest income                  $  2,477,583 $  2,166,846

Other income
  Service charges on deposit accounts  $    184,564 $    185,723
  Other income                               83,673       77,414

				       $    268,237 $    263,137

Other expense
  Salaries & employee benefits         $    607,310 $    585,579
  Equipment expense                          58,639       63,882
  Occupancy expense                          43,482       56,943
  Other operating expenses                  232,259      291,595

				       $    941,690 $    997,999

Net income before applicable
  income taxes                         $  1,804,130 $  1,431,984
Applicable income taxes                     645,000      499,000

  Net income                           $  1,159,130 $    932,984
					===========  ===========

Net income per share of common stock   $       0.80 $       0.68
					===========  ===========

Dividends per share of common stock    $       0.60 $       0.50
					===========  ===========


    BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARIES
	      CONSOLIDATED STATEMENTS OF CASH FLOWS
			    (UNAUDITED)

					    Three Months Ended
					  March 31      March 31
					    1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                             $  1,159,130 $    932,984
Adjustments to reconcile net income
  to net cash provided by
  operating activities
  Depreciation                               45,883       62,656
  Provision for loan losses                  75,000       75,000
  Increase (decrease) in taxes payable      645,000      499,000
  (Increase) decrease in
    interest receivable                     (64,735)      33,554
  Increase (decrease) in interest payable   (47,638)     (58,254)
  Other prepaids, deferrals and
    accruals, net                           694,030     (307,448)

    Total adjustments                     1,347,540      304,508

Net cash provided by
  operating activities                    2,506,670    1,237,492

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities     (5,189,298)  (5,478,780)
  Proceeds from the maturity of
    investment securities                   895,000    1,625,000
  Purchase of bank owned
    certificate of deposit                 (500,000)           0
  Purchases of premises and
    equipment, net                         (425,000)     (14,768)
  Increase (decrease) in loans, net          58,354     (438,152)
  (Increase) decrease in federal
    funds sold, net                       6,290,000    1,745,000

Net cash (used in)
  investing activities                    1,129,056   (2,561,700)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net                (704,714)   3,757,506
  Cash paid for treasury stock             (926,499)     (31,175)
  Proceeds from exercise of stock options   390,537            0
  Adjustments to Capital Surplus           (154,597)           0
  Cash dividends paid to shareholders      (816,518)    (690,243)

Net cash provided by
    financing activities                 (2,211,791)   3,036,088

Net increase in cash and
    due from banks                     $  1,423,935 $  1,711,880

Cash and due from banks,
  beginning of period                     9,823,064    6,582,328

Cash and due from banks,
  ending of period                     $ 11,246,999 $  8,294,208

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                             $  1,373,114 $  1,304,930
  Income taxes                         $          0 $          0


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

	The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


Note 2. Current Accounting Developments

	The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effective date of this statement is for financial statements issued for periods ending after December 15, 1997. the adoption of this Statement is not expected to have a material effect on earnings per share.

BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Financial Condition

As of March 31, 1997, the Company experienced an slight increase in total assets of 0.22%, as compared to December 31, 1996. Total loans decreased $116,488 during this period or approximately 0.10%%. Deposits decreased $704,714 or 0.43% during this period.

At year end 1996, The Bank experienced an increase in assets inflating the balance sheet on a temporary basis. Management expects the bank to grow loans and assets as the year goes on, but at a slower pace than in 1996, due to competition and anticipated slower economic growth.

Liquidity

As of March 31, 1997, the liquidity rate was 37.45%, which management considers to be adequate to meet the Company's funding needs. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities.

Capital

Banking regulations require the banks and bank holding companies to maintain minimum capital ratios to assets. At March 31, 1997, the Company's capital ratios on a combined basis exceeded the required ratios as follows:

							     Regulatory
						Actual      Requirement

	Leverage capital ratio                  10.52%          4.00%
	Risk based capital ratios:
	Core capital                            14.58%          4.00%
	Total capital                           15.84%          8.00%


BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Net interest income for the three months ended March 31, 1997 increased 13.86% to $2,552,583 over the $2,241,846 for the same period in 1996. Interest income for the three month period increased $389,537 or 11.17%, while interest expense increased $78,800 or 6.32%. The interest income increase was due an increase in commercial loans and bank investments. The increase in interest expense is attributed to an increase in interest bearing demand deposits which are a result of the marketing efforts of the bank.

The provision for loan losses during the three months ended March 31, 1997 remained at $75,000 as compared to the same period in 1996. The determination of the amounts allocated for loan losses is based upon management's judgment concerning factors affecting loan quality and assumptions about the local and national economy.

Total other income increased approximately $5,100 or 1.94% to $268,237 as compared to $263,137 for the same period 1996. The slight decrease in service charge on deposit accounts is due to a reduction in the amount of non-sufficient fees received by The Bank. The increase in other income is primarily due to fee income received on the sale of mutual funds, annuities, etc. by a third party ("Invest Corp."). There was also an increase in mortgage loan origination fees and safe deposit box rent as compared to the same period in 1996.

Total other expenses decreased to $941,690 or 5.64% less than the $997,999 during the first quarter of 1996. The increase in salaries and employee benefits was due to salary increases and other personnel expenses. The slight decrease in equipment expense is attributed to a reduction in depreciation expense; the decrease in occupancy expense is the result of lower expenses for repairs and maintenance to the bank's branch offices, as well as an increase in the amount of rental income received. Other operating expenses decreased by approximately $60,000. There was a decrease of approximately $40,000 in FDIC Insurance Premiums as compared to the same period in 1996, due to a refund from the BIF/SAIF funds. Other real estate expense decreased $20,000 over the prior period which is attributed to a recovery on expenses from property that was sold during the first quarter.

Net income increased for the three month period ended March 31, 1997 by $226,146 as compared to the same period in 1996. This increase is attributed to more efficient operations of the bank and over all growth of earning assets of the bank.

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