Form 10QSB/A
period 1997-03-31
BUTTON GWINNETT FINANCIAL CORP
filed 1997-05-23
CIK 813613

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



		   CONSOLIDATED BALANCE SHEET
			    (UNAUDITED)
					  March 31      March 31
					    1997          1996

   ASSETS
Cash and due from banks                $ 11,246,999 $  8,294,208
Bank owned certificates of deposit          500,000      200,000
Investment securities, approximate
  market value  of $36,165,178           36,298,581   29,765,340
Federal funds sold                       15,225,000   17,880,000

    Total Cash and Investments           63,270,580   56,139,548

Loans                                   119,842,304  103,067,470
  Less reserve for loan losses           (2,407,118)  (2,005,745)

    Net loans                           117,435,186  101,061,725
Premises & equipment, net                 3,999,236    3,800,307
Other assets                              2,281,806    2,597,302

				       $186,986,808 $163,598,882
				       ============ ============

LIABILITIES & STOCKHOLDERS' EQUITY

Deposits:
  Demand                               $ 44,853,742 $ 36,317,342
  Interest-bearing demand                62,009,423   41,998,769
  Savings                                 5,783,069    6,456,125
  Time over $100,000                     17,068,473   18,320,868
  Time under $100,000                    34,817,369   41,468,520

    Total deposits                     $164,533,076 $144,561,624

Other liabilities                         2,789,736    1,910,889

	 Total liabilities             $167,322,812 $146,472,513

Stockholders' Equity
  Common stock $.01 par,
    5,000,000 authorized;
    1,527,639 shares issued            $     15,276 $     15,276
  Surplus                                14,359,304   17,774,397
Retained earnings                         7,447,911      932,984

				       $ 21,822,491 $ 18,722,657
  Less cost of shares acquired
    for the treasury,
    166,775 shares                        2,157,495    1,596,288

       Total stockholders' equity        19,664,996   17,126,369

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