Form 10QSB
period 1997-06-30
BUTTON GWINNETT FINANCIAL CORP
filed 1997-08-06
CIK 813613

FORM 10-QSB

		    SECURITIES AND EXCHANGE COMMISSION
			 WASHINGTON, D.C.  20549
 _
|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
	   For the quarterly period ended June 30, 1997
 _
|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
       ACT

	       For the transition period from _______ to ________

	       Commission file number 33-13714-A

	       BUTTON GWINNETT FINANCIAL CORPORATION
	(Exact name of registrant as specified in its charter)

	    GEORGIA                               58-1766331
(State or Other Jurisdiction of               (I.R.S Employer
Incorporation or Organization)               Identification No.)

	  2230 SCENIC HIGHWAY, SNELLVILLE, GEORGIA  30078
     (Address of Principal Executive Offices)     (Zip Code)

			(770) 978-3242
      (Issuer's Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			Yes __XX____   No______

		APPLICABLE ONLY TO CORPORATE ISSUERS

       Class                                 Outstanding at June 30, 1997
----------------------------              ---------------------------------
Common Stock, $.01 Par Value                            1,360,764


	    BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
				  INDEX

Part I.  Financial Information                           Page No.

     Consolidated Balance Sheet - June 30, 1997
       and June 30, 1996                                       3

     Consolidated Statements of Income - Six Months
     Ended June 30, 1997 and 1996 and Three Months
     Ended June 30, 1997 and 1995                              4

     Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1997 and 1996                   5

     Notes To Consolidated Financial Statements                6

     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                            7 - 9

Part II.  Other Information

     Item 4 - Any matter submitted to the
     security holders for a vote                              11

     Item 6 - Exhibits and reports on Form 8-K                11



    BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARIES
		   CONSOLIDATED BALANCE SHEET
			    (UNAUDITED)
						 June 30            June 30
ASSETS                                             1997              1996
Cash and due from banks                        $10,926,809        $14,586,764
Bank owned certificates of deposit                 500,000            200,000
Investment securities, approximate market
value of $36,127,911                            36,072,724         31,505,365
Federal funds sold                              13,825,000         14,930,000

    Total Cash and Investments                  61,324,533         61,222,129

Loans                                          126,671,045        108,979,084
  Less reserve for loan losses                  (2,462,436)        (2,058,505)

    Net loans                                  124,208,609        106,920,579
Premises & equipment, net                        3,959,318          3,737,750
Other assets                                     2,502,212          1,710,213

					      $191,994,672       $173,590,671
					      ============       ============

LIABILITIES & STOCKHOLDERS' EQUITY

Deposits:
  Demand                                      $ 48,501,346       $ 40,634,937
  Interest-bearing demand                       60,008,180         47,257,110
  Savings                                        5,228,549          6,355,808
  Time over $100,000                            19,609,459         18,447,184
  Time under $100,000                           36,353,380         41,286,941

    Total deposits                            $169,700,914       $153,981,980

Other liabilities                                1,458,637          1,600,279

	 Total liabilities                    $171,159,551       $155,582,259

Stockholders' Equity
  Common stock $.01 par, 5,000,000 authorized;
    1,527,639 shares issued                   $     15,276       $     15,276
  Surplus                                       15,531,529         17,774,397
Retained earnings                                7,447,911          1,840,272

					      $ 22,994,716       $ 19,629,945
  Less cost of shares acquired for the treasury,
    166,875 shares                               2,159,595          1,621,533

	 Total stockholders' equity             20,835,121         18,008,412

					      $191,994,672       $173,590,671
					      ============       ============

    BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARIES
	      CONSOLIDATED STATEMENTS OF INCOME
			    (UNAUDITED)
					       Six Months Ended         Three Months Ended
						    June 30                    June 30
					     1997          1996            1997       1996

Interest income:
  Interest and fees on loans               $6,470,294    $5,835,753      $3,279,512    $2,931,012
  Interest on taxable investments             930,665       695,204         499,855       370,709
  Interest on nontaxable investments           78,555        89,271          37,247        32,269
  Interest on bank deposits and
    other investments                          14,153         5,759           7,578         2,863
  Interest on Federal Funds Sold              333,513       423,221         124,929       223,833

					   $7,827,180    $7,049,208      $3,949,121    $3,560,686

Interest expense:
  Deposits                                 $2,608,977    $2,531,070      $1,283,501    $1,284,394

					   $2,608,977    $2,531,070      $1,283,501    $1,284,394

Net interest income before provision       $5,218,203    $4,518,138      $2,665,620    $2,276,292
     for loan losses
Provision for loan loss                       130,000       150,000          55,000        75,000

  Net interest income                      $5,088,203    $4,368,138      $2,610,620    $2,201,292

Other income
  Service charges on deposit accounts      $  377,343    $  372,998      $  192,779    $  187,275
  Gain on sale of ORE                               0        40,347               0        40,347
  Other income                                142,127       145,552          58,454        68,138

					   $  519,470    $  558,897      $  251,233    $  295,760

Other expense
  Salaries & employee benefits             $1,255,185    $1,182,500      $  647,875    $  596,921
  Equipment expense                           110,512       127,386          51,873        63,504
  Occupancy expense                           112,490       108,185          68,037        51,242
  Other operating expenses                    499,221       639,728         267,933       348,133

					   $1,977,408    $2,057,799      $1,035,718    $1,059,800

Net income before applicable
  income taxes                             $3,630,265    $2,869,236      $1,826,135    $1,437,252
Applicable income taxes                     1,298,910     1,028,964         653,910       529,964

  Net income                               $2,331,355    $1,840,272      $1,172,225    $  907,288
					   ===========   ===========     ===========   ==========

Net income per share of common stock       $     1.60    $     1.33      $     0.82    $     0.66
					   ===========  ===========      ===========   ==========

Dividends per share of common stock        $     0.60    $     0.50      $     0.00    $     0.00
					   ===========  ===========      ===========   ==========


    BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARIES
	      CONSOLIDATED STATEMENTS OF CASH FLOWS
			    (UNAUDITED)
							 Six Months Ended
							      June 30
							1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                        $2,331,355     $1,840,272
  Adjustments to reconcile net income to net
  cash provided by operating activities
  Depreciation                                          88,829        125,213
  Provision for loan losses                            130,000        150,000
  Increase in taxes payable                              3,433         77,155
  (Increase) in interest receivable                   (167,806)       (78,027)
  (Decrease) in interest payable                       (84,704)      (126,608)
  Other prepaids, deferrals and accruals, net          (75,770)       870,811

    Total adjustments                                ($106,018)    $1,018,544

Net cash provided by operating activities           $2,225,337     $2,858,816

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities                (6,223,441)    (8,978,805)
  Proceeds from the maturity of investment           2,155,000      3,385,000
    securities
  Purchase of bank owned certificate of deposit       (500,000)             0
  Purchases of premises and equipment, net            (428,028)       (14,768)
  (Increase) in loans, net                          (6,770,070)    (6,372,006)
  Decrease in federal funds sold, net                7,690,000      4,695,000

Net cash (used in) investing activities            ($4,076,539)   ($7,285,579)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net                         $4,464,124    $13,177,862
  Cash paid for treasury stock                        (928,599)       (56,420)
  Proceeds from exercise of stock options              235,940              0
  Cash dividends paid to shareholders                 (816,518)      (690,243)

Net cash provided by financing activities           $2,954,947    $12,431,199

Net increase in cash and due from banks             $1,103,745    $ 8,004,436

Cash and due from banks, beginning of period         9,823,064      6,582,328

Cash and due from banks, ending of period          $10,926,809    $14,586,764

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                         $ 2,693,681    $ 2,657,678
  Income taxes                                     $ 1,335,477    $ 1,028,964


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

	  The results of operations for the six months ended and three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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

Financial Condition

As of June 30, 1997, the Company experienced an increase in total assets of 2.91%, as compared to December 31, 1996. Total loans increased $6,707,507 during this period or approximately 5.58%. Deposits increased $4,464,124 or 2.70% during this period. The increases in total assets, loans and deposits are attributed to the calling efforts of our commercial officers as well as the addition of a commercial loan officer.

Liquidity

As of June 30, 1997, the liquidity ratio was 35.16%, which management considers to be adequate to meet the Company's funding needs. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities.

Capital

Banking regulations require the company to maintain minimum capital to assets. At June 30, 1997, the Company's capital ratio levels exceeded the required ratios as follows:

							 Regulatory
					 Actual          Requirement

     Leverage capital ratio              10.85%             4.00%
     Risk based capital ratios:
     Core capital                        14.72%             4.00%
     Total capital                       15.98%             8.00%

BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Net interest income for the six months ended June 30, 1997 increased 15.49% to $5,218,203 over the $4,518,138 for the same period in 1996; and the increase for the three month period ending June 30, 1997 was $389,328 or 17.10% as compared to the same period in 1996. Interest income for the six month period increased $777,972 or 11.04%, while interest expense increased $77,907 or 3.08%. For the three month period, interest income increased $388,435 or 10.91%; interest expense for the three month period decreased slightly by $893 or .07% over the same period. The interest income increase was due to an overall increase in earning assets, specifically in the areas of commercial loans and bank investments. The increase in interest expense is attributed to an increase in interest bearing deposits which are a result of the marketing efforts of the bank.

Management decreased the provision for loan losses during the six months ended June 30, 1997 to $130,000 as compared to $150,000 for the same period in 1996; the three month period ending June 30, 1997 also reflects a decrease of $20,000 from the three months period ending June 30, 1996. The determination of the amounts allocated for loan losses is based upon management's judgment concerning factors affecting loan quality and assumptions about the local and national economy.

Total other income decreased approximately $39,000 or 7.05% to $519,470 as compared to $558,897 for the same six month period 1996. During the three months ended June 30, 1997 and 1996, total other income decreased to $251,233 from $295,760 or 15.06%. The increase in service charge is a result of increase in volume on commercial checking accounts, consumer service charges, non-sufficient funds charges and ATM withdrawal fees. The decrease of $40,347, as compared to 1996, represents the gain on sale of other real estate, which had been foreclosed. The decrease in other income is primarily due to fee income received on the sale of mutual funds, annuities, etc. by a third party ("Invest Corp."). There was also a decrease in mortgage loan origination fees as compared to the same period in 1996.

Total other expenses decreased to $1,977,408 or 3.91% less than the $2,057,799 during the first six months of 1997. Total other expenses decreased slightly from $1,059,800 to $1,035,718 or 2.27% for the three months ending June 30, 1997. The increase in salaries and employee benefits was due to salary increases and other personnel expenses, as well as the addition of a commercial loan officer. The slight decrease in equipment expense is attributed to an reduction in depreciation expense; the increase in occupancy expense for the six month period and three month period is the result of repairs and maintenance to the bank's branch offices. The decrease in other operating expenses for the six month period is attributed to Other Real
Estate expense which decreased $25,000 over the prior period which is attributed to a recovery on expenses from property that was sold during the first quarter. There was a decrease of approximately $68,000 in FDIC
Insurance Premiums as compared to the same period in 1996, due to a refund from the BIF/SAIF funds and the reduction of the quarterly BIF Assessment
Fee. There was also a decrease in legal fees of approximately $43,000. The decrease in other operating expenses for the three month period is primarily due to a $25,000 reduction in FDIC expense and a reduction of legal expenses of approximately $52,000.

Net income increased for the six month period ended June 30, 1997 by $491,083 as compared to the same period in 1996; while net income increased $264,937 or 29.20% for the three month period ending June 30, 1997. The increase is attributed to more efficient operations of the bank, as well as an the increase in deposit and loan relationships.

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

     The annual shareholders meeting was held on April 21, 1997 for the following purposes:

     (1) To elect directors of the Company to serve until their successors are duly elected and qualified;

     (2) To ratify the selection of Mauldin & Jenkins as independent public accountants for the fiscal year ending December 31, 1997;

     (3) To consider such other business as may properly come before the Annual Meeting or any adjournments thereof.


	  Total shares represented at the meeting were:

	  846,042 shares

	 (1)   Votes cast for               845,020
	       Votes cast against             1,022

	 (2)   Votes cast for               839,845
	       Votes cast against             3,112
	       Votes abstained                3,445


Item 6 - Exhibits and reports on Form 8-K.

	  (a)  Exhibits.

	       Exhibit 27 - Financial Data Schedule.

	  (b)  Reports on Form 8-K.

	       None.