Form 10QSB
period 1997-09-30
BUTTON GWINNETT FINANCIAL CORP
filed 1997-11-10
CIK 813613

FORM 10-QSB

		SECURITIES AND EXCHANGE COMMISSION
		      WASHINGTON, D.C.  20549
 _
|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
	       For the quarterly period ended September 30, 1997
 _
|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
       ACT

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

			 Yes __XX____   No______

APPLICABLE ONLY TO CORPORATE ISSUERS

       Class                  Outstanding at September 30, 1997
----------------------------  ---------------------------------
Common Stock, $.01 Par Value                1,359,764


BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
INDEX

Part I.   Financial Information                        Page No.

     Consolidated Balance Sheet - September 30, 1997
       and September 30, 1996                                3

     Consolidated Statements of Income - Nine Months
     Ended September 30, 1997 and 1996 and Three Months
     Ended September 30, 1997 and 1996                       4

     Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1997 and 1996           5

     Notes To Consolidated Financial Statements              6

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations        7 - 9

Part II.        Other Information

     Item 4 - Any matter submitted to the
     security holders for a vote                            11

     Item 6 - Exhibits and reports on Form 8-K              11


    BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
		   CONSOLIDATED BALANCE SHEET
			    (UNAUDITED)

				     September 30   September 30
ASSETS                                    1997           1996
Cash and due from banks              $ 12,018,577   $ 12,388,696
Bank owned certificates of deposit        500,000              0
Investment securities, approximate
  market value of $40,011,364          39,853,764     34,114,908
Federal funds sold                     10,670,000     15,645,000

    Total Cash and Investments         63,042,341     62,148,604

Loans                                 137,321,124    113,409,377
  Less reserve for loan losses         (2,503,501)    (2,133,184)

    Net loans                         134,817,623    111,276,193
Premises & equipment, net               3,901,836      3,658,620
Other assets                            2,827,652      2,080,771

				     $204,589,452   $179,164,188
				     ============   ============


LIABILITIES & STOCKHOLDERS' EQUITY

Deposits:
  Demand                             $ 50,512,465   $ 42,326,277
  Interest-bearing demand              61,320,792     52,419,516
  Savings                               4,822,408      5,749,783
  Time over $100,000                   24,185,913     18,753,089
  Time under $100,000                  39,990,386     39,185,925

    Total deposits                   $180,831,964   $158,434,590

Other liabilities                       1,583,864      1,682,601


	 Total liabilities           $182,415,828   $160,117,191

Stockholders' Equity
  Common stock $.01 par,
   5,000,000 authorized;
   1,527,639 shares issued                $15,276        $15,276
  Surplus                              13,314,604     13,354,771
Retained earnings                      11,024,339      7,298,483

				     $ 24,354,219   $ 20,668,530
  Less cost of shares acquired
  for the treasury, 167,875 shares      2,180,595      1,621,533

     Total stockholders' equity        22,173,624     19,046,997

				     $204,589,452   $179,164,188
				     ============   ============


    BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
	      CONSOLIDATED STATEMENTS OF INCOME
			    (UNAUDITED)
			       Nine Months Ended       Three Months Ended
				  September 30             September 30
				1997        1996         1997        1996

Interest income:
Interest and fees on loans  $10,010,745 $ 8,858,787 $ 3,540,451 $ 3,023,034
Interest on taxable
  investments                 1,462,329   1,125,705     531,664     430,501
Interest on nontaxable
  investments                   115,968     136,005      37,413      46,734
Interest on bank deposits
  and other investments          21,929       7,705       7,776       1,946
Interest on Fed Funds Sold      527,125     716,444     193,612     293,223

			     12,138,096  10,844,646   4,310,916   3,795,438

Interest expense:
Deposits                      4,110,263   3,880,035   1,501,286   1,348,965

Net interest income
  before provision            8,027,833   6,964,611   2,809,630   2,446,473
  for loan losses
Provision for loan loss         185,000     225,000      55,000      75,000

  Net interest income         7,842,833   6,739,611   2,754,630   2,371,473

Other income
  Service charges on
    deposit accounts            580,826     564,308     203,483     191,310
  Gain on sale of Other
    Real Estate                       0      40,347           0           0
  Other income                  199,464     190,304      57,337      44,752

				780,290     794,959     260,820     236,062

Other expense
  Salaries & employee
    benefits                  1,891,664   1,770,665     636,479     588,165
  Equipment expense             170,310     223,770      59,798      96,384
  Occupancy expense             185,043     154,425      72,553      46,240
  Other operating expenses      805,003     904,807     305,782     265,079

			      3,052,020   3,053,667   1,074,612     995,868

Net income before
  applicable income taxes     5,571,103   4,480,903   1,940,838   1,611,667

Applicable income taxes       1,994,676   1,602,046     695,766     573,082

  Net income                  3,576,427   2,878,857   1,245,072   1,038,585
			    =========== =========== =========== ===========

Net income per share of
  common stock              $      2.49 $      2.09 $      0.87 $      0.76
			    =========== =========== =========== ===========

Dividends per share of
  common stock              $      0.60 $      0.50 $      0.00 $      0.00
			    =========== =========== =========== ===========


	 BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
		   CONSOLIDATED STATEMENTS OF CASH FLOWS
				 (UNAUDITED)

					   Nine Months Ended
					      September 30
					  1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                         $  3,576,427   $  2,878,857
  Adjustments to reconcile net
  income to net cash provided by
  operating activities
  Depreciation                            164,883        218,564
  Provision for loan losses               185,000        225,000
  Increase in taxes payable                12,499         63,069
  (Increase) in interest receivable      (168,742)        (4,743)
  (Decrease) in interest payable          (86,412)       (59,167)
  Other prepaids, deferrals
    and accruals, net                    (167,973)       798,927

    Total adjustments                    ($60,745)    $1,241,650

Net cash provided by
  operating activities               $  3,515,682   $  4,120,507

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in Bank Owned CD's            (500,000)       200,000
  Purchases of investment securities  (15,162,167)   (13,973,348)
  Proceeds from the maturity
    of investment securities            7,312,685      5,770,000
  Purchases of premises and
    equipment, net                       (446,601)       (28,989)
  Increase in loans, net              (17,434,083)   (10,802,621)
  Decrease in fed funds sold, net      10,845,000      3,980,000

Net cash (used in) investing
  activities                         ($15,385,166)  ($14,854,958)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net           $15,595,174    $17,234,767
  Proceeds from exercise of
    stock options                         235,940              0
  Cash paid for treasury stock           (949,599)       (56,420)
  Cash dividends paid to shareholders    (816,518)      (690,243)

Net cash provided by
    financing activities              $14,064,997    $16,488,104

Net increase in cash and due
    from banks                        $ 2,195,513    $ 5,753,653

Cash and due from banks,
   beginning of period                  9,823,064      6,582,328

Cash and due from banks,
   ending of period                   $12,018,577    $12,335,981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                            $ 4,196,495    $ 3,939,202
  Income taxes                        $ 1,924,577    $ 1,692,900


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

	  The results of operations for the nine months ended and three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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

Financial Condition

As of September 30, 1997, the Company experienced an increase in total assets of 9.66%, as compared to December 31, 1996. Total loans increased $17,373,634 during this period or approximately 14.45%. Deposits increased $15,595,174 or 9.44% during this period. The increases in total assets, loans and deposits are attributed to the calling efforts of our commercial officers, as well as the addition of a commercial loan officer.

Liquidity

As of September 30, 1997, the liquidity ratio was 33.95%, which management considers to be adequate to meet the Company's funding needs. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities.

Capital

Banking regulations require the company to maintain minimum capital to assets. At September 30, 1997, the Company's capital ratio levels exceeded the required ratios as follows:

						    Regulatory
					 Actual     Requirement

     Leverage capital ratio             10.84%         4.00%
     Risk based capital ratios:
     Core capital                       14.57%         4.00%
     Total capital                      15.82%         8.00%


BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Net interest income for the nine months ended September 30, 1997 increased 15.27% to $8,027,833 over the $6,964,611 for the same period in 1996; and
the increase for the three month period ending September 30, 1997 was $363,157 or 14.84% as compared to the same period in 1996. Interest income for the nine month period increased $1,293,450 or 11.93%, while interest expense increased $230,228 or 5.93%. For the three month period, interest income increased $515,479 or 13.58%; interest expense for the three month period increased by $152,322 or 11.29% over the same period. The interest income increase was due to an overall increase in earning assets, specifically in the areas of commercial loans and bank investments.
The increase in interest expense is attributed to an increase in interest bearing deposits which are a result of the marketing efforts of the bank.

Management decreased the provision for loan losses during the nine months ended September 30, 1997 to $185,000 as compared to $225,000 for the same period in 1996; the three month period ending September 30, 1997 also reflects a decrease of $20,000 from the three months period ending
June 30, 1996. The determination of the amounts allocated for loan losses is based upon management's judgment concerning factors affecting loan quality and assumptions about the local and national economy.

Total other income decreased approximately $15,000 or 1.85% to $780,290 as compared to $794,959 for the same nine month period in 1996. During the three months ended September 30, 1997 and 1996, total other income increased to $260,820 from $236,062 or 10.49%. The increase in service charge, for the nine months ended and three months ended, is a result of increase in volume on commercial checking accounts, consumer service charges and ATM withdrawal fees. The decrease of $40,347, as compared to 1996, represents the gain on sale of other real estate, which had been foreclosed. The increase in other income, during the nine months and three months ended, is primarily due to fee income received on the sale of mutual funds, annuities, etc. by a third party ("Invest Corp."). There was also an increase in mortgage loan origination fees, and safe deposit box rental income as compared to these same periods in 1996.

Total other expenses decreased slightly to $3,052,020 or .05% less than the $3,053,667 during the first nine months of 1997. Total other expenses increased from $995,868 to $1,074,612 or 7.91% for the three months ending September 30, 1997. During the nine months ended and three months ended, salaries and employee benefits increased was due to salary increases and other personnel expenses, as well as the addition of a commercial loan officer. The decrease in equipment expense is attributed to an reduction in depreciation expense; the increase in occupancy expense for the nine month period and three month period is the result of repairs and maintenance to the bank's branch offices. The decrease in other operating expenses for the nine month period is attributed to a decrease of approximately $78,000 in FDIC Insurance Premiums as compared to the same period in 1996, due to a refund from the BIF/SAIF funds and the reduction of the quarterly BIF Assessment Fee. There was also a decrease in legal fees of approximately $21,000. The increase in other operating expenses for the three month period is primarily due to an increase in professional expenses of approximately $30,000 and advertising expense of $11,000.

Net income increased for the nine month period ended September 30, 1997 by $697,570 or 24.23% as compared to the same period in 1996; while net income increased $206,487 or 19.88% for the three month period ending
September 30, 1997. The increase is attributed to an the increase in deposit and loan relationships, as well as more efficient operations of the bank.

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

			 BUTTON GWINNETT FINANCIAL CORPORATION


Date: 11/10/97           By:     /s/
				 Glenn S. White
				 President
				(Principal Executive Officer)


Date: 11/10/97           By:     /s/
				 Andrew R. Pourchier
				 Vice President and
				 Secretary-Treasurer
				(Principal Financial Officer)


Item 4 - Any matter submitted to the security holders for a vote.

	 None

Item 6 - Exhibits and reports on Form 8-K

	  (a)  Exhibits.

	       Exhibit 27 - Financial Data Schedule.

	  (a)  Reports on Form 8-K.

	       None.