Form 10KSB
period 1997-12-31
BUTTON GWINNETT FINANCIAL CORP
filed 1998-03-31
CIK 813613

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)
 _
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For fiscal year ended December 31, 1997

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


(Cover page continued)


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   [X]


State issuer's revenues for its most recent fiscal year:  $17,768,344

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$13,505,142 as of March 17, 1998.


APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,432,477 as of March 17, 1998.

Transitional Small Business Disclosure Format (check one):  Yes   No X


PART I


ITEM 1.   DESCRIPTION OF BUSINESS

The Company

     Button Gwinnett Financial Corporation (the "Company") is the surviving corporation resulting from the merger (the "Merger") of Button Gwinnett Bancorp, Inc., a Georgia corporation, and The Gwinnett Financial
Corporation, a Georgia corporation, on January 25, 1993. Following the Merger, the Company held all of the common stock of two subsidiary banks, The Bank of Gwinnett County (the "Bank"), a banking corporation chartered by the State of Georgia, and Button Gwinnett National Bank ("BGNB"), a national banking association. On September 25, 1993, the Bank acquired the assets and liabilities of one of the two offices of BGNB which was located at 2230 Scenic Highway, Snellville, Georgia, and the Company sold BGNB (then consisting of the assets and liabilities associated with the other office of BGNB which was located at 4640 Jimmy Carter Boulevard, Norcross, Georgia) to Mountain National Bank.

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

     On February 5, 1998, the Company entered into an Agreement and Plan of Reorganization with Premier Bancshares ("Premier") of Atlanta, Georgia. Under this agreement, the Company will merge with and into Premier. Upon consummation of the merger, each share of Company stock will be converted into and exchanged for the right to receive 3.885 shares of Premier stock, subject to possible adjustment as defined in the agreement. Consummation is subject to certain conditions, including regulatory and stockholder approval.



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

Lending Activities

     The Bank makes primarily real estate-construction loans, commercial loans, and to a lesser extent consumer loans. As of December 31, 1997 such loans constituted 24.0%, 64.9% and 11.1%, respectively, of total loans.

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

     Additionally, the Bank offers first mortgage loans on commercial real estate for owner occupied or investment real estate. Almost all conventional first mortgage loans originated by the Bank have a loan-to-value that does not exceed 80% with a maximum term of 20 years and call provisions every three to five years. Such loans carry fixed or adjustable interest rates. Risks involved with commercial mortgage lending include, but are not limited to, title defects, fraud, general real estate market deterioration, inaccurate appraisals, violation of banking protection laws, interest rate fluctuations and financial deterioration of the borrower.

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

Asset/Liability Management

     It is the objective of the Bank to manage its assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank are charged with the responsibility for developing and monitoring policies and procedures that are designed to insure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in small- to medium-sized business loans and real estate related loans. The Bank's asset/liability mix is monitored on a timely basis with a report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Asset/Liability Committee on a monthly basis. The objective of this policy is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements and interest rates on the Bank's earnings. See "Selected Statistical Information of Button Gwinnett Financial Corporation - Asset/Liability Management.


Employees

     As of December 31, 1997, the Bank had 51 full-time employees and 11 part time employees. The Bank is not a party to any collective bargaining agreement, and, in the opinion of management, enjoys excellent relations with its employees. The Company does not have any employees who are not also employees of the Bank.

SELECTED STATISTICAL INFORMATION OF
BUTTON GWINNETT FINANCIAL CORPORATION


	  The following statistical information is provided for the Company for the years ended December 31, 1997 and 1996. The data is presented using daily average balances. This data should be read in conjunction with the financial statements incorporated into this Annual Report.

Average Balances and Net Income Analysis

	  The following tables set forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

				   ----------------YEARS ENDED DECEMBER 31----------------
				   ----------1997-----------    ---------1996-------------
							AVG.                       AVERAGE
					     INTEREST  YIELD             INTEREST   YIELD/
				     AVERAGE  INCOME/   RATE    AVERAGE   INCOME/    RATE
				     BALANCE  EXPENSE   PAID    BALANCE   EXPENSE    PAID
						   (Dollars in Thousands)
ASSETS
  Interest-earning assets:
    Loans, net of unearned income  $128,921  $ 13,719  10.64%  $109,190  $ 12,020   11.01%
    Federal Funds Sold               13,844       750   5.42%    17,805       939    5.27%
    Taxable investments              33,808     2,014   5.96%    27,021     1,558    5.77%
    Tax-exempt investments            3,167       154   4.86%     3,973       181    4.56%
    Interest-bearing deposits
      in banks                          487        30   6.16%       115         8    6.96%

       Total interest-earning
	assets                     $180,227  $ 16,667   9.25%   158,104   $14,706    9.30%

  Noninterest-earning assets:
    Cash                           $  9,691                    $  8,312
    Allowance for loan losses        (2,463)                     (2,077)
    Other Assets                      6,252                       5,895

      Total noninterest-earning
      assets                       $ 13,480                    $ 12,130

	TOTAL ASSETS               $193,707  $ 16,667          $170,234   $ 14,706

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
    Interest-bearing demand
    deposits                       $ 62,348  $  2,394   3.84%  $ 47,549   $  1,789   3.76%
    Savings and time deposits        62,971     3,292   5.23%    65,061      3,436   5.28%

      Total interest-bearing
      liabilities                  $125,319  $  5,686   4.54%  $112,610   $  5,225   4.64%

  Noninterest-bearing liabilities and
    stockholders' equity:
      Demand deposits              $ 45,219                    $ 37,541
      Other liabilities               1,747                       1,803
      Stockholders' equity           21,422                      18,280
	Total noninterest-bearing
	liabilities and
	stockholders' equity       $ 68,388                    $ 57,624

	Total liabilities and
	 stockholders' equity      $193,707  $  5,686          $170,234   $ 5,225

Interest rate spread                                    4.71%                       4.66%
Net interest income                           $10,981                     $ 9,481
Net interest margin                                     6.09%                       6.00%


(1) Interest income on loans includes $1,261,354 and $1,353,976 of loan fee income for the years ended December 31, 1997 and 1996, respectively. Interest income on loans also includes $7,216 and $6,061 of interest income recognized on non accrual and renegotiated loans for the years ended December 31, 1997 and 1996, respectively.

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

					 1997                        1996

			       Increase    Changes   Due To    Increase   Changes   Due to
			      (Decrease)    Rate     Volume   (Decrease)   Rate     Volume
						     (In Thousands)

Increase (decrease) in:
  Income from earning assets:
    Interest and fees
      on loans                  $1,699     $ (473)   $2,172     $  623    $ (432)  $1,055
    Interest on
      taxable investments          456         65       391        475        (1)     476
    Interest on
      tax-exempt investments       (27)        10       (37)       (30)      (11)     (19)
    Interest on
      Federal Funds Sold          (189)        20      (209)       108       (91)     199
    Interest on deposits
      in banks                      22         (4)       26         (6)        2       (8)

      Total interest income     $1,961     $ (382)   $2,343     $1,170    $ (533)  $1,703

Expense from interest-bearing
  liabilities:
    Interest on
      interest-bearing demand   $  605     $   48    $  557     $  672    $  196   $  476
  Interest on time and
     savings deposits             (144)       (53)      (91)      (254)     (134)    (120)

     Total interest expense     $  461     $   (5)   $  466     $  418    $   62   $  356

	Net interest income     $1,500     $ (377)   $1,877     $  752    $ (595)  $1,347


Asset/Liability Management

	  The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1997, the cumulative interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities). The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

     The Company uses this tables as a tool to manage interest rate sensitivity and risk on certain products. What is not taken into consideration is the Company's strong capital position of 11% and the aggressive marketing and officer calling program that maintains 29% of the total deposits in non-interest bearing accounts, thus maintaining some of the highest returns on average assets for its peer group, as well as some of the highest net interest margins.

				     Within       Within       Within       After
				       Six          One         Five         Five
				     Months        Year         Years       Years
Interest-earning assets:
  Loans, net of unearned income     $ 77,080     $ 84,170     $139,728     $144,851
  Federal Funds sold                   6,765        6,765        6,765        6,765
  Taxable Investments                  7,644       18,338       41,474       42,467
  Tax-exempt investments                 400          400        2,341        3,073
  Interest-bearing deposits in
    banks                                500          500          500          500

				    $ 92,389     $110,173     $190,808     $197,656
Interest Bearing Liabilities:
  Interest-bearing deposits         $ 69,336     $ 69,336     $ 69,336     $ 69,336
  Savings                              4,473        4,473        4,473        4,473
  Time Deposits                       48,188       56,513       63,688       63,688

				    $121,997     $130,322     $137,497     $137,497

Cumulative Interest Rate
  Sensitivity Gap                   $(29,608)    $(20,149)    $ 53,311     $ 60,159

Cumulative Interest Rate
  Sensitivity Gap Ratio                   76%          85%         139%         144%


	  The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 58% of the loan portfolio is comprised of loans which have variable rate terms or are short-term obligations. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 49% of average other earning assets mature within one year.

INVESTMENT PORTFOLIO

Types of Investments

	  The carrying value and estimated market value of investment securities are as follows:


					      Gross        Gross
				Amortized   Unrealized   Unrealized       Fair
Securities Held-to-Maturity
  December 31, 1997:
    U. S. Government and
      agency  securities      $ 32,777,796  $  89,531    $ (29,352)   $ 32,837,975
    State and municipal
      securities                 5,223,492     57,461         (630)      5,280,323
    Mortgage-backed
      securities                 7,539,332     16,759       (7,587)      7,548,504
			      $ 45,540,620  $ 163,751    $ (37,569)   $ 45,666,802


					      Gross        Gross
				Amortized   Unrealized   Unrealized       Fair
  December 31, 1996:
    U. S. Government and
      agency securities      $ 28,300,312  $  66,788    $ (74,851)   $ 28,292,249
    State and municipal
      securities                3,703,971     55,716       (4,003)      3,755,684
			     $ 32,004,283  $ 122,504    $ (78,854)   $ 32,047,933


Maturities

  The amounts of investment securities in each category as of December 31, 1997 and 1996 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.


		     ---------Year Ended December 31 -----------
			     1997                     1996
		       U. S. Treasury and Other U. S. Government
			       Agencies and Corporations
				 (Dollars in Thousands)
		       Amount      Yield       Amount      Yield

				    (1)                     (1)
Maturity:
  One year or less   $  9,642     5.68%       $ 7,716      5.53%
  After one year
  through five years   23,136     6.25%        20,084      5.95%
  After five years
  through ten years        --       --            500      6.50%
  After ten years       9,689     6.17%            --
		     $ 42,467                 $28,300

			State and Political Subdivisions
			      (Dollars in Thousands)
		      Amount      Yield       Amount      Yield
				   (1)                    (1) (2)
Maturity:
  One year or less   $   400      4.14%      $   655       4.69%
  After one year
  through five years   1,941      4.76%        1,839       4.67%
  After five years
  through ten years      732      5.70%        1,210       5.26%
  After ten years        --                     --
		    $  3,073                 $ 3,704



(1) Yields are computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range is computed using the acquisition price of each security in that range.

(2) Yields on municipal securities are not stated on a tax equivalent basis.

LOAN PORTFOLIO

Types of Loans

	  The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans and concentration of loans which exceed 10% of total loans.

						December 31,
					     1997          1996
					   (Dollars in Thousands)

Commercial and financial                   $ 32,179      $ 28,102
Business loans secured by real estate        62,035        42,297
Real estate - construction                   34,857        37,199
Real estate - mortgage                        9,134         7,997
Consumer instalment and other                 6,995         4,651

					    145,200       120,246
Deferred fees                                  (350)         (347)
Allowance for loan losses                    (2,577)       (2,331)
Loans, net                                $ 142,273      $117,568

Maturities and Sensitivity to Changes in Interest Rates

	  Total loans as of December 31, 1997 and 1996 are shown in the following table according to maturity classifications (1) one year or less,
(2) after one year through five years, and (3) after five years.

						      December 31
						  1997             1996
						 (Dollars in Thousands)

Maturity:
  One year or less                           $ 72,426            $ 72,764
  After one year through five years            66,427              42,749
  After five years                              6,347               4,733
					     $145,200            $120,246

	  The following table summarizes loans at December 31, 1997 with due dates after one year which (1) have predetermined interest rates and
(2) have floating or adjustable interest rates.

				   1 - 5     Over 5
				   Years     Years          Total
				      (Dollars in Thousands)

Predetermined interest rates    $ 55,609      $ 5,126       $ 60,735
Floating or adjustable rates      10,818        1,221         12,039
				$ 66,427      $ 6,347       $ 72,774

Nonperforming Loans

	  The following table presents, at December 31, 1997 and 1996, the aggregate of nonperforming loans for the categories indicated.

							 December 31
						       1997       1996
						   (Dollars in Thousands)

Loans accounted for on a nonaccrual basis          $    25       $   38

Installment loans and term loans                        --           --
     contractually past due ninety days or
     more as to interest or principal payments and still accruing

Loans, the terms of which have been                     63           84
     renegotiated to provide a reduction or
     deferral of interest or principal because of deterioration in the financial position of the borrower

Loans now current about which there are                 --           --
     serious doubts as to the ability of the
     borrower to comply with present loan
     repayment terms

Interest income that would have been recorded on        10           10
     nonaccrual and restructured loans under
     original terms

Interest income that was recorded on a nonaccrual        7            6
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

	   Effective January 1, 1996, the Bank adopted Statement of Financial Accounting Standards No. 114 and, as amended, No. 118, "Accounting by Creditors for Impairment of a Loan". The statement prescribes that impaired loans be measured ont he present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fiar value of the collateral if the loan is collateral dependent. The statement had no material effect on the financial statements of Button Gwinnett Financial Corporation as of December 31, 1997.


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

	  The following is a summary of the commitments outstanding at December 31, 1997 and 1996.

							 December 31
						       1997        1996
						   (Dollars in Thousands)

Commitments to extend credit                       $  47,304   $  46,186
Standby letters of credit                              2,449       2,201
						   $  49,753   $  48,387

SUMMARY OF LOAN LOSS EXPERIENCE

	  The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $2,577,044 at December 31, 1997, representing 1.78% of year end total loans outstanding, compared with $2,330,733 at December 31, 1996, which represented 1.94% of year end total loans outstanding. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

	  Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, approximately 40% of the allowance should be allocated to real estate loans, 45% to commercial, financial and agricultural loans and 15% to consumer/installment loans as of December 31, 1997.

	  The following table presents an analysis of the Company's loan loss experience for the year ended December 31, 1997.

							 December 31
						       1997       1996
						   (Dollars in Thousands)


Average amount of loans outstanding                $ 128,921     $109,190
Balance of reserve for possible loan losses
  at beginning of period                           $   2,331     $  1,953
Charge-offs:
  Commercial, financial and agricultural           $     (17)    $    (49)
  Real estate                                              0          (20)
  Consumer                                                (8)         (16)
Recoveries:
  Commercial, financial and agricultural                  10            7
  Real estate                                              0            4
  Consumer                                                 1            7
    Net charge-offs                                $     (14)    $    (67)
Additions to reserve charged to
    operating expenses                             $     260     $    445
       Balance of reserve for
	  possible loan losses                     $   2,577     $  2,331

Ratio of net loan charge-offs
   to average loans                                    0.01%        0.06%

DEPOSITS

	  The average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits and time deposits, for the years ended December 31, 1997 and 1996 are presented below.

						       December 31
						     1997            1996

					      Amount    Rate     Amount    Rate
						 (Dollars in Thousands)

Noninterest-bearing demand deposits        $ 45,219    ---%    $ 37,541    ---%
Interest-bearing demand deposits             62,348   3.84%      47,549   3.76%
Savings                                       5,173   2.41%       5,991   2.40%
Time deposits                                57,798   5.48%      59,070   5.57%

   Total deposits                          $170,538            $150,151

	  The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1997 and 1996, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months (3) over six through twelve months and (4) over twelve months.
						       December 31
						    1997          1996

						   Amount         Amount
						   (Dollars in Thousands)

  Three months or less                          $ 12,069        $  7,181
  Over three through six months                    6,502           3,754
  Over six through twelve months                   2,031           3,716
  Over twelve months                               4,658           3,796
       Total                                    $ 25,260         $18,447

RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

	  The following rate of return information for the years ended December 31, 1997 and 1996 is presented below.

						       December 31
						    1997          1996

  Return on assets (1)                              2.51%         2.26%
  Return on equity (2)                             22.70%        21.03%
  Dividend payout ratio (3)                        18.07%        19.08%
  Equity to assets ratio (4)                       11.07%        10.74%

(1)  Net income divided by average total assets.
(2)  Net income divided by average equity.
(3) Dividends declared per share divided by diluted earnings per common share.
(4)  Average equity divided by average total assets.

     SUPERVISION AND REGULATION

     The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

General

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and its, if applicable, non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

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

     The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1996, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, as of June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state had the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

     In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which was effective on July 1, 1995. The Georgia Interstate Banking Act provides that (a) interstate acquisitions by institutions located in Georgia will be permitted in states that also allow national interstate acquisitions and
(b) interstate acquisitions of institutions located in Georgia will be permitted by institutions in states that allow nationsl interstate acquisitions.

     Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis as of July 1, 1996. Beginning July 1, 1998, the number of de novo branches that may be established will no longer be limited.

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

Payment of Dividends

     The Company is a legal entity separate and distinct from its banking subsidiary. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.

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

     At December 31, 1997, under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Company of up to approximately $2,413,915.

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

     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1997, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 16.51% and 15.26%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1997 was 11.37%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     The Bank was in compliance with applicable minimum capital requirements as of December 31, 1997. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institution.

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

     The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies' methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

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

     At December 31, 1997, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC Insurance Assessments

     Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured epository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and
(c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor).
An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995 ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

     Once the designated ratio for the BIF was reached in May 1996, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning in 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

     Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions).

     In addition, the FDIC has implemented a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to Financing Corporation ("FICO") assessments. Effective January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion FICO bonds issued in the late 1980s as part of the government rescue of the thrift industry were imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January 2000, BIF- and SAIF- insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Proposed Legislation and Regulatory Action

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.


ITEM 2.   DESCRIPTION OF PROPERTIES

     The Company's main office is currently located at 2230 Scenic Highway, Snellville, Georgia 30078.

     The Bank currently has three banking offices which it owns without encumbrance. They are as follows:

	  Main Office
	  150 S. Perry Street
	  Lawrenceville, Georgia 30045

	  Lilburn Office
	  4700 U.S. Highway 29
	  Lilburn, Georgia 30047

	  Snellville Office
	  2230 Scenic Highway
	  Snellville, Georgia 30078

     The Bank has two additional properties. The first, which is located at 234 Luckie Street, Lawrenceville, Georgia 30245 is currently leased to RE/MAX Gwinnett, Inc. The second is a parcel of land purchased as a potential branch site. This property is located on Riverside Parkway and Lakes Parkway, Lawrenceville, Georgia 30043. The Bank also has a contract on a parcel of land for a future branch site. This property is located on Sugarloaf Parkway at Pruett Road, Duluth, Georgia 30097.

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
	  RELATED STOCKHOLDER MATTERS

     The Company's common stock, $.01 par value ("Common Stock"), is not traded on an established trading market, and there is only very limited trading. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 1995. The prices set forth below have been volunteered by shareholders and reflect only information that has come to management's attention.

			       Sales Price              Dividends
     Calendar Period      High            Low

     1996
     First quarter       $14.50          $14.50           $0.50
     Second quarter       14.50           14.50
     Third quarter         N/A             N/A
     Fourth quarter       23.00           20.00


     1997
     First quarter       $21.00          $21.00
     Second quarter       21.00           25.00           $0.60
     Third quarter        21.00           21.00
     Fourth quarter        N/A             N/A

     As of December 31, 1997, there were 449 holders of record of Common Stock.

     The Company paid a dividend of $.60 per share on April 1, 1997. Currently, the Company's sole source of dividends is the Bank. The Bank is subject to regulation by the Department of Banking and Finance of Georgia (the "DBF"). Statutes and regulations enforced by the DBF include parameters which defined when the Bank may or may not pay dividends. On
December 31, 1997, there was approximately $2,412,915 available to be paid as dividends to the Company by the Bank without prior approval from the DBF.


ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Liquidity and Capital Resources

     Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company and the Bank to meet those needs. The Company and the Bank seek to meet liquidity requirements primarily through management of short-term investments (principally Federal Funds Sold) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. Also, the Bank maintains relationships with correspondent banks which could provide funds to them on a short notice, if needed.

     The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by Federal and State regulatory authorities. As determined under guidelines established by those regulatory authorities, the Bank's liquidity ratios at December 31, 1997 were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company and the Bank were not aware of any events or trends likely to result in a material change in their liquidity.

     At December 31, 1997, the Company's and the Bank's capital to asset ratios were considered adequate based on guidelines established by the regulatory authorities. During 1997, the Company increased its capital by $4,462,567, which is net income for the year, less treasury stock, dividends paid and adjustments to capital due to the exercise of stock options. At December 31, 1997, total capital of the Company amounted to $24,475,511.

     Management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations.

Results of Operations

     The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income depends upon the Bank's ability to generate an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the net interest margin or net yield, divided by average earning assets.

     The primary component of consolidated earnings is net interest income, or the difference between interest income on earning assets and interest paid on supporting liabilities. The net interest margin is net interest income expressed as a percentage of average earning assets. Earning assets consist of loans, investment securities, federal funds sold and interest-bearing deposits in banks. Supporting liabilities consist of deposits, of which approximately 29% are noninterest-bearing.

     Net interest income was $10,980,881 in 1997 as compared to $9,481,517 in 1996, representing an increase of 15.81%. This increase is attributable to a higher volume of average earning assets offset by a lower net interest margin.

     Average earning assets increased by $22,123,000 or 13.99% to $180,227,000 in 1997 from $158,104,000 in 1996. This increase is attributable to an increase in average loans of $19,731,000 an increase in average investments of $5,981,000 and an increase in average certificates of deposits in other banks of $372,000. Average deposits increased $20,387,000 or 13.58% to $170,538,000 in 1997 from $150,151,000 in 1996. Approximately 26% of the average deposits were noninterest-bearing deposits in 1997.

     The net interest margin increased to 6.09% in 1997 as compared to 6.00% in 1996. This increase is attributable to the decrease in the yield on average earning assets being less than the decrease in the rate paid on average interest-bearing liabilities. The yield on average earning assets decreased slightly in 1997 by 0.5% to a current yield of 9.25% from 9.30% in 1996, while the rate of interest paid on average interest bearing liabilities decreased by 2.15% from 4.64% in 1996 to 4.54% in 1997.

     The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings totaled $260,000 in 1997 and $445,000 in 1996. The decreased provision in 1997 resulted from management's evaluation of the loan portfolios and minimal losses during the year. Net loan charge-offs decreased by $53,768 in 1997 as compared to 1996. Net loan charge-offs as a percentage of the provision for loan losses amounted to 5% in 1997 and 15% in 1996. The allowance for loan losses as a percentage of total loans outstanding at December 31, 1997 and 1996 amounted to 1.78% and 1.94%, respectively. Management considers the year end allowance adequate to cover potential losses in the loan portfolio.

     The following is a comparison of noninterest income for 1997 and 1996.

						   1997           1996

     Service Charges on deposit accounts        $ 780,220     $ 757,084
     Other                                        320,918       279,438

					       $1,101,138    $1,036,522

     Noninterest income increased approximately $65,000 in 1997 as compared to 1996. The increase in service charges on deposit accounts is attributable to commercial service charges, in addition to an increase in insufficient funds charges. The increase in other income of approximately $41,000 is primarily due to an increase in Invest Income, which are commissions earned on the sale of mutual funds, annuities, etc. by a third party.

     The following is an analysis of noninterest expense for 1997 and 1996.

						   1997           1996

     Salaries and employee benefits           $ 2,690,385    $ 2,346,532
     Equipment                                    207,388        315,932
     Occupancy expense                            220,940        195,894
     Other                                      1,107,112      1,256,931

					      $ 4,225,825    $ 4,115,289

     Noninterest expense increased approximately $110,000 in 1997. There was an increase of $344,000 in salaries and employee benefits as a result of additional personnel and an increase in employee incentives. A decrease of $108,000 in equipment expense is related to a reduction in depreciation expense for the year. There was also an increase in occupancy expense of $25,000 for building repairs made during 1997. Other expenses decreased approximately $150,000 from $1,256,931 during 1996 to $1,107,112 in 1997.
The primary decreases are attributable to the following: $50,000 reduction in legal and professional expense; $58,000 decrease in FDIC insurance premiums; $25,000 reduction in Other Real Estate expense and approximately $33,000 decrease in postage expense. There was an increase of $15,000 in appraisal/inspection expense.


Year 2000

     Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for data processing. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. Management of the Company has assessed the electronic systems, programs, applications, and other electronic components used in its operations and is currently in the process of determining the costs that will be incurred in connection with the Year 2000 issue.

ITEM 7.    FINANCIAL STATEMENTS

BUTTON GWINNETT FINANCIAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 1997



TABLE OF CONTENTS


INDEPENDENT AUDITOR'S REPORT

FINANCIAL STATEMENTS

  Consolidated balance sheets
  Consolidated statements of income
  Consolidated statements of stockholders' equity
  Consolidated statements of cash flows
  Notes to consolidated financial statements



INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Button Gwinnett Financial Corporation and Subsidiary
Lawrenceville, Georgia


     We have audited the accompanying consolidated balance sheets of Button Gwinnett Financial Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Button Gwinnett Financial Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

					   /s/ MAULDIN & JENKINS, LLC


Atlanta, Georgia
January 14, 1998, except for Note 14 as to which the date is February 5, 1998


		     BUTTON GWINNETT FINANCIAL CORPORATION
				 AND SUBSIDIARY

			   CONSOLIDATED BALANCE SHEETS
			    DECEMBER 31, 1997 AND 1996

	     Assets                          1997              1996

Cash and due from banks                 $ 13,808,676       $ 9,823,064
Interest-bearing deposits in banks           500,000               -0-
Federal funds sold                         6,765,000        21,515,000
Securities held-to-maturity
    (fair value of $45,666,802
       and $32,047,933)                   45,540,620        32,004,283

Loans                                    144,850,291       119,899,273
Less allowance for loan losses             2,577,044         2,330,733

	  Loans, net                     142,273,247       117,568,540

Premises and equipment                     3,873,124         3,620,119
Other assets                               2,430,217         2,037,288

	  Total assets                  $215,190,884      $186,568,294


    Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand          $ 54,298,531     $ 43,877,754
    Interest-bearing demand               66,759,403       59,655,148
    Savings                                4,473,462        5,531,514
    Time, $100,000 and over               25,259,652       18,447,251
    Other time                            38,428,591       37,725,123
	  Total deposits                 189,219,639      165,236,790

    Other liabilities                      1,495,734        1,318,560

	  Total liabilities              190,715,373      166,555,350

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, par value $.01;
      1,000,000 shares authorized;
      none issued                                  0                0
    Common stock, par value $.01;
      5,000,000 shares authorized;
      1,527,639 shares issued; 1,432,477
      and 1,378,746 shares outstanding        15,276           15,276
    Capital surplus                       13,334,986       13,354,771
    Retained earnings                     12,311,438        8,264,430
    Treasury stock, 95,162 and 148,893
      shares                              (1,186,189)      (1,621,533)

       Total stockholders' equity         24,475,511       20,012,944

       Total liabilities and
       stockholders' equity             $215,190,884     $186,568,294

See Notes to Consolidated Financial Statements.


		       CONSOLIDATED STATEMENTS OF INCOME
		  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

				    1997             1996             1995

Interest income

  Loans                        $ 13,718,655     $ 12,020,294     $ 11,396,642
  Taxable securities              2,014,838        1,558,034        1,082,895
  Nontaxable securities             153,496          181,592          211,158
  Deposits in banks                  29,822            7,705           14,646
  Federal funds sold                750,395          938,688          830,876
     Total interest income       16,667,206       14,706,313       13,536,217

Interest expense on deposits      5,686,325        5,224,796        4,807,424

     Net interest income         10,980,881        9,481,517        8,728,793
Provision for loan losses           260,000          445,000          600,000
     Net interest income after
      provision for loan losses  10,720,881        9,036,517        8,128,793

Other income
  Service charges on deposit
    accounts                        780,220          757,084          702,150
  Other operating income            320,918          279,438          260,847
  Gain on sale of land                    0                0          316,036
     Total other income           1,101,138        1,036,522        1,279,033

Other expenses
  Salaries and employee
    benefits                      2,690,385        2,346,532        2,169,080
  Equipment expenses                207,388          315,932          280,299
  Occupancy expenses                220,940          195,894          226,839
  Other operating expenses        1,107,112        1,256,931        1,636,198
     Total other expenses         4,225,825        4,115,289        4,312,416

     Income before income
       taxes                      7,596,194        5,957,750        5,095,410

Income tax expense                2,732,668        2,112,946        1,798,089

Net income                     $  4,863,526     $  3,844,804     $  3,297,321

Basic earnings per
  common share                 $       3.54     $       2.79     $       2.38

Diluted earnings per
  common share                 $       3.32     $       2.62     $       2.30

See Notes to Consolidated Financial Statements.


	       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
		 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
										Total
		   Common Stock       Capital   Retained    Treasury Stock   Stockholders'
		 Shares    Value      Surplus   Earnings   Shares      Cost      Equity
Balance,
December 31,
1994           1,527,539 $15,275 $13,353,647 $ 2,297,206  82,828 $ (741,378) $14,924,750
 Net income            0       0           0   3,297,321       0          0    3,297,321
 Cash dividends
  declared,
  $.35 per
  share                0       0           0    (484,658)       0          0     (484,658)
 Exercise of
  stock options      100       1       1,124           0        0          0        1,125
 Purchase of
  treasury stock       0       0           0           0   62,174   (823,735)    (823,735)

Balance,
December 31,
1995          1,527,639   15,276  13,354,771   5,109,869 145,002  (1,565,113)  16,914,803
 Net income           0        0           0   3,844,804       0           0    3,844,804
 Cash dividends
  declared,
  $.50 per
  share               0        0           0    (690,243)      0           0     (690,243)
 Purchase of
  treasury stock      0        0           0           0   3,891     (56,420)     (56,420)
Balance,
December 31,
1996         1,527,639    15,276  13,354,771   8,264,430 148,893  (1,621,533)  20,012,944
 Net income          0         0           0   4,863,526       0           0    4,863,526
 Cash dividends
  declared,
  $.60 per
  share              0         0           0    (816,518)      0           0     (816,518)
 Exercise of
  stock options      0         0    (217,013)          0 (98,950)  1,384,943    1,167,930
 Purchase of
  treasury stock     0         0           0           0  45,219    (949,599)    (949,599)
 Tax benefit of
  stock-based
  compensation
  deducted for
  income tax
  reporting
  purposes in
  excess of
  stock-based
  compensation
  recognized
  for financial
  reporting
  purposes           0         0     197,228           0       0           0      197,228

Balance,
December 31,
1997        1,527,639    $15,276 $13,334,986 $12,311,438 95,162 $ (1,186,189) $24,475,511


See Notes to Consolidated Financial Statements.


		     BUTTON GWINNETT FINANCIAL CORPORATION
		     CONSOLIDATED STATEMENTS OF CASH FLOWS
		  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

						   1997           1996            1995
OPERATING ACTIVITIES
  Net income                                $   4,863,526   $   3,844,804   $   3,297,321
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
     Depreciation                                 200,619         281,987         271,187
     Increase (decrease) in
      OAKAR deposit assessment
      expense accrual                                   0        (260,000)        260,000
     Provision for loan losses                    260,000         445,000         600,000
     Deferred  income taxes                       (81,450)       (229,337)        (55,625)
     Gain on sale of land                               0               0        (316,036)
     Gain on sale of other real estate                  0         (40,347)              0
     Increase in interest receivable             (276,869)       (112,697)       (147,804)
     Increase in interest payable                  62,889          77,402         490,372
     Other operating activities                   276,903         (92,283)         78,954

       Net cash provided by operating
	 activities                             5,305,618       3,914,529       4,478,369

INVESTING ACTIVITIES
  Purchases of securities held-to-maturity    (23,184,053)    (16,500,000)     (9,165,000)
  Proceeds from maturities of securities
    held-to-maturity                            9,647,716      10,407,277       6,915,054
  Net (increase) decrease in Federal
    funds sold                                 14,750,000      (1,890,000)    (16,680,000)
  Net (increase) decrease in
    interest-bearing deposits in banks           (500,000)        200,000         100,000
  Net increase in loans                       (24,964,707)    (17,605,807)    (15,534,563)
  Proceeds from sale of land                            0         721,452               0
  Proceeds from sale of other real estate               0         361,188               0
  Purchase of premises and equipment             (453,624)        (53,911)        (63,048)

       Net cash used in investing activities  (24,704,668)    (24,359,801)    (34,427,557)

FINANCING ACTIVITIES
  Net increase in deposits                     23,982,849      24,432,671      29,752,674
  Purchase of treasury stock                     (949,599)        (56,420)       (823,735)
  Proceeds from exercise of stock options       1,167,930               0           1,125
  Dividends paid                                 (816,518)       (690,243)       (484,658)

       Net cash provided by financing
	 activities                            23,384,662      23,686,008      28,445,406



		     BUTTON GWINNETT FINANCIAL CORPORATION
		     CONSOLIDATED STATEMENTS OF CASH FLOWS
		  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

						   1997           1996            1995

Net increase (decrease)  in cash
  and due from banks                        $   3,985,612   $   3,240,736   $  (1,503,782)

Cash and due from banks at
  beginning of year                             9,823,064       6,582,328       8,086,110
Cash and due from banks at end of year      $  13,808,676   $   9,823,064   $   6,582,328

SUPPLEMENTAL DISCLOSURES
  Cash paid for:
      Interest                              $   5,623,436   $   5,147,394   $   4,317,052

      Income taxes                          $   2,504,677   $   2,291,000   $   1,935,643

NONCASH TRANSACTIONS
  Principal balances of loans
    transferred to other real estate        $           0   $     290,841   $      30,000


See Notes to Consolidated Financial Statements.



BUTTON GWINNETT FINANCIAL CORPORATION
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	  Nature of Business

Button Gwinnett Financial Corporation (the Company) is a bank holding company whose business is conducted by its wholly-owned subsidiary, The Bank of Gwinnett County, (the Bank). The Bank is a commercial bank located in Lawrenceville, Gwinnett County, Georgia with branches located in Snellville and Lilburn, Georgia. The Bank provides a full range of banking services in its primary market area of Gwinnett County and the surrounding counties.

	   Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

	   Cash and Due From Banks

Cash on hand, cash items in process of collection and amounts due from banks are included in cash and due from banks.

The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

	   Securities

Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities would be classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity net of tax.

Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

	   Loans

Loans are carried at their principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

Nonrefundable loan fees and certain direct loan origination costs are deferred with the net amount recognized into income over the life of the loans as a yield adjustment.

The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

	   Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

	   Income Taxes

Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized for the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards, and tax credits will be realized. A valuation allowance would be recorded for those deferred tax items for which it is more likely than not that realization would not occur.

The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

	   Earnings Per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares.

Potential common shares consist of stock options.

	   Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued, and the Company has adopted, Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 was amended by SFAS No. 127, which defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this statement did not have a material effect on the Company's financial statements.

The FASB has issued, and the Company has adopted, SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential issuable common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator for the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The adoption of this statement did not have a material effect on the Company's financial statements.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements.
The term "comprehensive income" is used in the SFAS to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists of items previously recorded directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 130 is effective for periods beginning after December 15, 1997.

NOTE 2.   SECURITIES

The amortized cost and fair value of securities are summarized as follows:

					    Gross        Gross
			      Amortized   Unrealized   Unrealized       Fair

Securities Held-to-Maturity
  December 31, 1997:
    U. S. Government and
    agency  securities      $ 32,777,796  $  89,531    $ (29,352)  $ 32,837,975
    State and municipal
    securities                 5,223,492     57,461         (630)     5,280,323
    Mortgage-backed
    securities                 7,539,332     16,759       (7,587)     7,548,504
			    $ 45,540,620  $ 163,751    $ (37,569)  $ 45,666,802


					      Gross        Gross
				Amortized   Unrealized   Unrealized       Fair

Securities Held-to-Maturity
    U. S. Government and
    agency securities      $ 32,777,796  $  89,531    $ (29,352)   $ 32,837,975

  December 31, 1996:
    U. S. Government and
    agency securities      $ 28,300,312  $  66,788    $ (74,851)   $ 28,292,249
    State and municipal
    securities                3,703,971     55,716       (4,003)      3,755,684
			   $ 32,004,283  $ 122,504    $ (78,854)   $ 32,047,933

The amortized cost and fair value of securities as of December 31, 1997 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.


					  Amortized               Fair
					     Cost                 Value

     Due in one year or less            $ 10,041,850          $ 10,041,185
     Due from one year to five years      25,615,663            25,725,068
     Due from five to ten years              193,775               202,045
     Due in over ten years                 2,150,000             2,150,000
     Mortgage-backed securities            7,539,332             7,548,504
					$ 45,540,620          $ 45,666,802

Securities with a carrying value of $650,000 and $1,650,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes.

There were no sales of securities in 1997, 1996 or 1995.


NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

						 December 31,
						1997             1996

Commercial and financial                   $ 32,179,000      $ 28,102,000
Business loans secured by real estate        62,035,000        42,297,000
Real estate - construction                   34,857,000        37,199,000
Real estate - mortgage                        9,134,000         7,997,000
Consumer instalment and other                 6,995,787         4,651,036
					    145,200,787       120,246,036
Deferred fees                                  (350,496)         (346,763)
Allowance for loan losses                    (2,577,044)       (2,330,733)
Loans, net                                $ 142,273,247      $117,568,540

Changes in the allowance for loan losses are as follows:

						December 31,
					 1997      1996          1995

Balance, beginning of year       $ 2,330,733   $ 1,953,189   $ 1,464,057
   Provision for loan losses         260,000       445,000       600,000
   Loans charged off                 (24,507)      (85,160)     (121,424)
   Recoveries of loans
     previously charged off           10,818        17,704        10,556
Balance, end of year             $ 2,577,044   $ 2,330,733   $ 1,953,189

The total recorded investment in impaired loans was $88,302 and $121,760 at December 31, 1997 and 1996, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS
No. 114 ("Accounting by Creditors for Impairment of a Loan") at
December 31, 1997 and 1996. The average recorded investment in impaired loans for 1997 and 1996 was $104,299 and $64,881, respectively. Interest income recognized on impaired loans for cash payments received was not material for the years ended December 31, 1997, 1996 and 1995.

The Company has granted loans to certain directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1997 are as follows:


     Balance, beginning of year                       $  5,110,576
       Advances                                            676,824
       Repayments                                       (1,841,215)
       Transactions due to changes in directors         (1,353,909)
     Balance, end of year                             $  2,592,276


NOTE 4.   PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

					December 31,
				   1997             1996

Land                           $ 1,719,914      $ 1,241,377
Buildings                        2,662,122        2,715,658
Equipment                        1,352,856        1,359,371
				 5,734,892        5,316,406
Accumulated depreciation        (1,861,768)      (1,696,287)
			       $ 3,873,124      $ 3,620,119


NOTE 5.   EMPLOYEE BENEFIT PLANS

The Company has a contributory 401(K) retirement plan covering substantially all employees. Contributions to the plan charged to expense for the years ended December 31, 1997, 1996 and 1995 amounted to $46,827, $41,164, and
$33,712, respectively.

The Company has deferred compensation agreements with three of its key employees which provide benefits payable at age sixty-five or if the employee becomes totally disabled. There was no liability associated with these agreements at December 31, 1997 and 1996, respectively.

The Company purchased and is the beneficiary of life insurance policies on these three key employees. The policies will be used to fund the deferred compensation agreements referred to above. The carrying value of these policies at December 31, 1997 and 1996 was $171,026 and $118,968, respectively. Income (expense) recognized on these policies for the years ended
December 31, 1997, 1996, and 1995 was $4,558, $(2,795), and $(8,691),
respectively.


NOTE 6.   EMPLOYEE STOCK OPTION PLAN

The Company has an Employee Stock Option Plan with 17,400 remaining common stock options available to grant to key employees. Option prices are determined by the Company's Stock Option Plan Committee, but cannot be less than 100% of the fair value of the Company's common stock on the date of the grant. The options expire in ten years from date of grant. Other pertinent information related to the options is as follows:


							December 31,
				       1997                1996              1995
					    Weighted            Weighted          Weighted
					    Average             Average           Average
					    Exercise            Exercise          Exercise
				  Number     Price     Number     Price   Number     Price

Under option, beginning of year   186,331   $ 10.47   184,331   $ 10.35   155,225   $ 9.48
  Granted                           1,000     23.00     2,000     21.00    29,206    15.00
  Exercised                       (64,122)     9.36       --        --       (100)   11.25
  Terminated                         (400)    14.25       --        --        --       --
Under option  end of year         122,809     11.14   186,331     10.47   184,331    10.35

Exercisable, end of year          105,437     12.45   149,587      9.65   121,381     8.99
Weighted-average fair value of
  options granted during the year $  4.49             $  4.74             $  2.61

		   Under Option, End of Year
						   Weighted
				 Weighted           Average
				 Average           Remaining
		 Range of        Exercise         Contractual
  Number          Prices           Price         Life in Years

  50,153       $ 6.93- 8.65       $ 8.05                3
  69,656        11.25-15.00        12.90                7
   3,000        21.00-23.00        21.67                9
 122,809                           11.14                5

		Options Exercisable, End of Year

  50,153       $ 6.93- 8.65       $ 8.05                3
  54,484        11.25-15.00        12.58                7
     800              21.00        21.00                9
 105,437                           12.45                5

The Company also had outstanding options to purchase 34,828 shares of stock to one key officer. These options were granted in connection with the formation of the Bank. These options were exercised in 1997 at book value as reported on the most recent quarterly report of condition of the Company before the exercise date or $16.31.

As permitted by SFAS No. 123 ("Accounting for Stock-Based Compensation"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). The Company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1997, 1996 and 1995. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and earnings per share would have been reduced as follows:

					 December 31, 1997
						 Basic      Diluted
					       Earnings    Earnings
				 Net Income    Per Share   Per Share

As reported                     $ 4,863,526    $    3.54   $    3.32
Stock-based compensation,
   net of related tax effect        (16,848)       (0.01)      (0.01)
As adjusted                     $ 4,846,678    $    3.53   $    3.31

					 December 31, 1996
						 Basic      Diluted
					       Earnings    Earnings
				 Net Income    Per Share   Per Share

As reported                     $ 3,844,804    $    2.79   $    2.62
Stock-based compensation,
   net of related tax effect        (21,989)       (0.02)      (0.01)
As adjusted                     $ 3,822,815    $    2.77   $    2.61

					 December 31, 1995
						 Basic      Diluted
					       Earnings    Earnings
				 Net Income    Per Share   Per Share

As reported                     $ 3,844,804    $    2.79   $    2.62

As reported                     $ 3,297,321    $    2.38   $    2.30
Stock-based compensation,
   net of related tax effect        (12,232)         --           --
As adjusted                     $ 3,285,089    $    2.38   $    2.30

The fair value of the options granted during the year was based upon the discounted value of future cash flows of the options using the following assumptions:

					    1997       1996       1995

Risk-free interest rate                    6.13%      6.50%      6.50%
Expected life of the options               7 years    7 years    7 years
Expected dividends (as a percent of the
   fair value of the stock)                2.61%      2.38%      7.14%


NOTE 7.   INCOME TAXES

The components of income tax expense are as follows:

					   December 31,
				1997            1996            1995

Current                     $ 2,814,118     $ 2,342,283     $ 1,853,714
Deferred                        (81,450)       (229,337)        (55,625)
   Income tax expense       $ 2,732,668     $ 2,112,946     $ 1,798,089

The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:


						       December 31,
				      1997                  1996               1995
				Amount     Percent    Amount    Percent   Amount   Percent
Income taxes at statutory rate $2,582,706     34 %  $2,025,635    34 %  $1,732,439    34 %
Tax-exempt interest               (52,447)    (1)      (61,741)   (1)      (69,100)   (1)
State income taxes                173,453      2       122,296     2       115,035     2
Other items, net                   28,956      1        26,756     -        19,715     -
Provision for income taxes     $2,732,668     36 %  $2,112,946    35 %  $1,798,089    35 %


The components of deferred income taxes are as follows:

						 December 31,
						 1997        1996

  Deferred tax assets, loan loss reserves     $ 816,131   $ 723,173

  Deferred tax liabilities:
    Depreciation                                 95,950      84,347
    Other                                        13,243      13,338
						109,193      97,685

  Net deferred tax assets                     $ 706,938   $ 625,488

NOTE 8.   EARNINGS PER COMMON SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

					    Year Ended December 31, 1997
					Net      Weighted-Average
				      Income           Shares         Per share
				   (Numerator)      (Denominator)       Amount

Basic EPS                          $ 4,863,526        1,373,199         $ 3.54
Effect of Dilutive Securities
  Stock options                            --            91,170
Diluted EPS                        $ 4,863,526         1,464,369        $ 3.32

					    Year Ended December 31, 1996
					Net      Weighted-Average
				      Income           Shares         Per share
				   (Numerator)      (Denominator)       Amount

Basic EPS                          $ 3,844,804        1,379,739         $ 2.79
Effect of Dilutive Securities
  Stock options                             --           87,084
 Diluted EPS                       $ 3,844,804        1,466,823         $ 2.62

					    Year Ended December 31, 1995
					Net      Weighted-Average
				      Income           Shares         Per share
				   (Numerator)      (Denominator)       Amount

Basic EPS                          $ 3,844,804        1,379,739         $ 2.79
Basic EPS                          $ 3,297,321        1,384,913         $ 2.38
Effect of Dilutive Securities
  Stock options                             --           50,344
Diluted EPS                        $ 3,297,321        1,435,257         $ 2.30


NOTE 9.   COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

						 December 31,
					     1997             1996

  Commitments to extend credit          $ 47,304,868     $ 46,186,625
  Standby letters of credit                2,448,945        2,200,720
					$ 49,753,813     $ 48,387,345

Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

The Company originates primarily commercial, residential and consumer loans to customers in Gwinnett County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

Seventy-three percent (73%) of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $3,250,000.


NOTE 10.  REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1997, approximately $2,413,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Bank capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1997, the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company and Bank's actual capital amounts and ratios are presented in the following table.

As of December 31, 1997:


									    To Be Well
						       For Capital      Capitalized Under
							 Adequacy       Prompt Corrective
				      Actual             Purposes       Action Provisions
				  Amount   Ratio      Amount  Ratio     Amount    Ratio
						   (Dollars in Thousands)

Total Capital
  (to Risk Weighted Assets):
    Consolidated                 $ 26,491   16.43%    $ 12,897   8%    $ 16,121    10%
    Bank                         $ 23,907   14.83%    $ 12,897   8%    $ 16,121    10%
Tier I Capital
  (to Risk Weighted Assets):
    Consolidated                 $ 24,476   15.18%    $  6,449   4%    $  9,673     6%
    Bank                         $ 21,892   13.58%    $  6,449   4%    $  9,673     6%
Tier I Capital
  (to Average Assets):
    Consolidated                 $ 24,476   11.65%    $  8,406   4%    $ 10,508     5%
    Bank                         $ 21,892   10.42%    $  8,406   4%    $ 10,508     5%

As of December 31, 1996:

									   To Be Well
						       For Capital      Capitalized Under
							 Adequacy       Prompt Corrective
				      Actual             Purposes       Action Provisions
				  Amount   Ratio      Amount  Ratio     Amount    Ratio
						   (Dollars in Thousands)

Total Capital
  (to Risk Weighted Assets):
    Consolidated                 $ 21,702   16.13%    $ 10,764   8%    $ 13,454    10%
    Bank                         $ 20,957   15.58%    $ 10,764   8%    $ 13,454    10%
Tier I Capital
  (to Risk Weighted Assets):
    Consolidated                 $ 20,013   14.88%    $  5,380   4%    $  8,070     6%
    Bank                         $ 19,268   14.32%    $  5,380   4%    $  8,070     6%
Tier I Capital
  (to Average Assets):
    Consolidated                 $ 20,013   11.13%    $  7,192   4%    $  8,991     5%
    Bank                         $ 19,268   10.72%    $  7,192   4%    $  8,991     5%


NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash, Due From Banks, Interest-Bearing Deposits in Banks, and Federal Funds
Sold:

The carrying amounts of cash, due from banks, interest-bearing deposits in banks, and Federal funds sold approximate their fair value.

Held-To-Maturity Securities:

Fair values for securities are based on quoted market prices.

Loans:

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow methods or underlying collateral values.

Deposits:

The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

Accrued Interest:

The carrying amounts of accrued interest approximate their fair values.

Off-Balance-Sheet Instruments:

Fair values of the Company's off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

The estimated fair values of the Company's financial instruments were as follows:


					 December 31, 1997          December 31, 1996
				      Carrying         Fair        Carrying       Fair
				       Amount         Value         Amount        Value
Financial assets:
  Cash, due from banks, interest-
    bearing deposits in banks,
    and Federal funds sold          $ 21,073,076  $ 21,073,076  $ 31,338,064  $ 31,338,064
  Securities held-to-maturity         45,540,620    45,666,802    32,004,283    32,047,933
  Loans                              142,273,247   144,320,000   117,568,540   119,000,000
  Accrued interest receivable          1,452,514     1,452,514     1,175,645     1,175,645

Financial liabilities:
  Deposits                           189,219,639   189,900,867   165,236,790   165,764,416
  Accrued interest payable             1,145,529     1,145,529     1,082,640     1,082,640


NOTE 12.  SUPPLEMENTAL FINANCIAL DATA

Components of other operating expenses in excess of 1% of total revenue are as follows:

						  December 31,
					 1997         1996        1995

FDIC insurance premiums               $ 15,223     $  2,000     $173,462
OAKAR deposit assessment expense            --       71,917      260,000


NOTE 13.  PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets as of December 31, 1997 and 1996 and the condensed statements of income and cash flows for the years ended December 31, 1997, 1996 and 1995 of Button Gwinnett Financial Corporation:

		      CONDENSED BALANCE SHEETS


				   1997            1996

Assets
  Cash                        $  2,584,147     $    746,727
  Investment in subsidiary      21,892,613       19,267,556

    Total assets              $ 24,476,760     $ 20,014,283

Liabilities, other            $      1,249     $      1,339
Stockholders' equity            24,475,511       20,012,944

    Total liabilities and
      stockholders' equity    $ 24,476,760     $ 20,014,283

		     CONDENSED STATEMENTS OF INCOME


				   1997            1996            1995

Income
  Dividends from subsidiary   $  2,400,000     $    700,000     $  1,150,000
  Interest                          73,721           29,213           29,973
				 2,473,721          729,213        1,179,973

Expenses                            38,024           51,432           13,002

    Income before equity in
      undistributed income
      of subsidiary              2,435,697          677,781        1,166,971


Equity in undistributed
  income of subsidiary           2,427,829        3,167,023        2,130,350

	Net income            $  4,863,526     $  3,844,804     $  3,297,321


			     CONDENSED STATEMENTS OF CASH FLOWS

					   1997           1996          1995

OPERATING ACTIVITIES
 Net income                           $  4,863,526   $  3,844,804  $  3,297,321
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Undistributed income of subsidiary    (2,427,829)    (3,167,023)   (2,130,350)
  Other operating activities                   (90)           460        (2,077)

     Net cash provided by
       operating activities              2,435,607        678,241     1,164,894

FINANCING ACTIVITIES
 Purchase of treasury stock               (949,599)       (56,420)     (823,735)
 Proceeds from exercise of
   stock options                         1,167,930             --         1,125
 Dividends paid                           (816,518)      (690,243)     (484,658)

     Net cash used in
       financing activities               (598,187)      (746,663)   (1,307,268)

Net increase (decrease) in cash          1,837,420        (68,422)     (142,374)

Cash at beginning of year                  746,727        815,149       957,523

Cash at end of year                   $  2,584,147   $    746,727  $    815,149


NOTE 14.  BUSINESS COMBINATION

On February 5, 1998, the Company entered into an Agreement and Plan of Reorganization with Premier Bancshares ("Premier") of Atlanta, Georgia. Under this agreement, the Company will merge with and into Premier. Upon consummation of the merger, each share of Company stock will be converted into and exchanged for the right to receive 3.885 shares of Premier stock, subject to possible adjustment as defined in the agreement. Consummation is subject to certain conditions, including regulatory and stockholder approval.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


			      POSITION WITH      DIRECTOR OF THE
NAME                           THE COMPANY        COMPANY SINCE

Robert A. Bradshaw              Director               1993

James F. Brannan, Jr.           Director               1993

W. Emmett Clower                Director               1993

Jean A. Coppage                 Director               1993

Edwin F. Forrest                Director               1993

David G. Hanna                  Director               1993

J. Richard Norton, Sr.          Director               1993

Andrew R. Pourchier             Vice Pres./Sec./
				Treas./Director        1993

John D. Stephens                Chairman of the
				Board/Director         1993

Judy A. Waters                  Director               1993

Warren O. Wheeler               Director               1993

Glenn S. White                  President/
				Director               1993

Bobby W. Williams               Director               1993


The following is a brief description of the business experience of the Directors and Executive Officers of the Company:

Robert A. Bradshaw - Date of Birth: 08/30/38

     Mr. Bradshaw is a partner in the firm Bradshaw, Pope & Franklin, CPA, which is engaged in the practice of accounting in the metropolitan Atlanta, Georgia area. Mr. Bradshaw has practiced accounting since 1968. Mr. Bradshaw received a bachelor of business administration degree from Georgia State University in 1962. He has been a director of the Company and of The Bank since 1993.

James F. Brannan, Jr. - Date of Birth: 02/17/39

     Mr. Brannan has been a director of the Company since 1993 and a director of The Bank since August of 1991. He is the owner of Lawrenceville Auto Parts, which has been in the business of automobile parts sales in Lawrenceville, Georgia for 39 years. He was formerly a director of Trust Company Bank of Gwinnett County.

W. Emmett Clower - Date of Birth: 10/13/42

     Mr. Clower has operated Emmett Clower Studio in Snellville, Georgia since 1972. Mr. Clower is active in several business and community service organizations in the metropolitan Atlanta, Georgia area, including serving as Mayor in the City of Snellville, Georgia since 1973. He has been a director of the Company and of The Bank since 1993.

Jean A. Coppage - Date of Birth: 10/6/45

     Mrs. Coppage has been a director of the Company since 1993 and of The Bank since 1987. She received her bachelor of business administration degree from the University of Houston and is a former teacher with the Houston, Texas public school system. She has been an active civic leader in the community for a number of years working closely with the Gwinnett Housing Authority, Gwinnett Council for the Arts, Gwinnett Chamber of Commerce, Chattahoochee Junior Service League, and the High Museum of Arts, Birthright, Inc. and the DeKalb Medical Auxiliary.

Edwin F. Forrest - Date of Birth: 02/25/44

     Mr. Forrest is President of Central Drywall, Inc. in Alpharetta, Georgia which has engaged in wallboard installation since 1980. He has been a director of the Company and of The Bank since 1993.

David G. Hanna - Date of Birth: 04/18/64

     Mr. Hanna has been a director of the Company since 1993 and a director of The Bank since November of 1991. He is President of HBR Capital, an investment company which specializes in consumer financial services. Prior to forming HBR in 1992, Mr. Hanna was employed by Nationwide Credit, Inc. as President of the Government Services Division. He had previous banking experience at C & S National Bank (now Nations Bank) as a lending officer for small- to medium-sized businesses.

J. Richard Norton, Sr. - Date of Birth: 06/04/32

     Mr. Norton is President of Norton Southeast, Inc., a company which is involved in the sale of portable storage buildings. Prior to forming this company in 1994, Mr. Norton had been President of Norton Auto Parts, Inc. in Snellville, Georgia since 1965, and Secretary of Tony's Auto Parts in Loganville, Georgia since 1987. Both of these entities are engaged in the retail sale of automobile replacement parts. Mr. Norton received a bachelor's degree in business administration from the University of Georgia in 1954.
He has been a director of the Company and The Bank since 1993.

Andrew R. Pourchier - Date of Birth: 03/21/51

     Mr. Pourchier is Executive Vice President and Secretary of The Bank of Gwinnett County and Vice President/Secretary/Treasurer of the Company. He has been a director of the Company and The Bank since 1993. Mr. Pourchier has been in the banking business in Gwinnett County for over twenty years. He attended Morehead State University in Kentucky.

John D. Stephens - Date of Birth: 04/24/40

     Mr. Stephens has been the Chairman of the Board of Directors of the Company and the Bank since 1993. In addition, Mr. Stephens is Chief Executive Officer and Owner of John D. Stephens, Inc. in Stone Mountain, Georgia which has engaged in pipeline construction since 1966. Mr. Stephens received an associates of science and mechanical technology degree from Southern Technical Institute in 1960.

Judy Waters - Date of Birth: 11/8/46

     Mrs. Waters has been a director of the Company since 1993 and a director of the Bank since November of 1991. She currently serves on the Gwinnett County Board of Commissioners and the Gwinnett County Soil Conservation Board. She is very active in the Snellville community.

Warren O. Wheeler - Date of Birth: 07/19/41

     Mr. Wheeler has been a partner in the law firm of Schreeder, Wheeler & Flint in Atlanta, Georgia since 1974. Mr. Wheeler received a bachelor of electrical engineering degree from Georgia Institute of Technology in 1963 and a juris doctor degree from Emory University in 1969. Mr. Wheeler has been a director of the Company and the Bank since 1993.

Glenn S. White - Date of Birth: 04/29/51

     Mr. White has been a director of the Company since 1993 and a director and President of the Company and the Bank since 1987. He has over twenty years of banking experience in which he has held the following positions: President of First National Bank of Gwinnett, Senior Vice President of First National Bank of Atlanta and President and founding director of The Bank of Gwinnett County. Mr. White has been involved in numerous civic and community organizations which have included Chairman of the Gwinnett Chamber of Commerce, Gwinnett Council for the Arts, South Gwinnett Rotary Club, and Gwinnett Homebuilders Association. He is presently a board member of the Gwinnett Chamber of Commerce, Gwinnett Foundation, the Council for Quality Growth and the Board of Regents of the University System of Georgia.

Bobby W. Williams - Date of Birth: 11/28/36

     Mr. Williams is owner and President of Perimeter Investment Corp. which is engaged in real estate building and development (including shopping centers and residential subdivisions) primarily in Gwinnett County, Georgia since 1971. Mr. Williams has been a director of the Company and the Bank since 1993.


ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following table presents the total compensation paid to each executive officer of the Company during fiscal 1997, 1996 and 1995 whose salary and bonus exceeded $100,000 during fiscal 1997.

Summary Compensation Table (1)

				       Annual Compensation
							       Other
				   Salary        Bonus         Annual
Name and Position           Year     ($)          ($)      Compensation

Glenn S. White              1997   149,625       82,000      $186,400 (2)
President and
Chief Executive             1996   142,500       75,000          *
Officer
			    1995   135,000       45,000          *


Andrew R. Pourchier         1997   110,250       65.000          *
Vice President and
Chief Financial Officer     1996   105,000       60,300          *

			    1995   100,000       40,000          *

			      All Other Compensation

			    Company
Name and                     401-K    Insurance   Directors
Position             Year    Comp.     Benefit      Fees

Glenn S. White       1997    2,394       383       4,200
President and
Chief Executive      1996    2,281       369       4,200
Officer
		     1995    2,160       349       4,200


Andrew R. Pourchier  1997    3,800       184       3,850
Executive Vice
President            1996    3,800       179       4,200

		     1995    3,696       171       3,850
_____________
(1) Information concerning restricted stock awards, securities underlying options and long-term incentive plan payouts is not applicable and, therefore, columns relating to such items have been omitted.

(2) Reflects tax reimbursement payment pursuant to option agreement associated with exercise of stock options.

*Information with respect to certain prerequisites and other personal benefits has been omitted because the aggregate value of such items does not meet the minimum required amount for disclosure under SEC regulations.


Director Compensation

     During 1997, the same individuals who served as directors of the Company also served as directors of The Bank. While such individuals are not compensated for their services as Directors of the Company, they were paid $350 per Bank Board meeting attended. Directors who are also officers of the Company or the Bank receive fees for attending Board meetings.

Fiscal Year-End Option Values

     The following table presents information regarding the value of the named executives' options held at December 31, 1997.

					    Number of       Value* of
					   Securities      Unexercised
					   Underlying      In-The Money
					   Options at       Options at
		 Shares                    Fiscal Year      Fiscal Year
		Acquired      Value          End (#)          End ($)
	      on Exercise   Realized       Exercisable/    Exercisable/
Name              (#)          ($)        Unexercisable   Unexercisable

Glenn S.         34,828      163,343      67,318/5,682    767,170/40,094
White

Andrew R.        37,885      431,640       4,200/4,200     21,000/29,400
Pourchier

_____________
*Calculated by subtracting the exercise price from the market price of the common stock at fiscal year-end (estimated to be $21.00 per share) and multiplying the resulting figure by the number of shares subject to in-the-money options.

Employment Agreement

     As of September 9, 1994, the Company and The Bank entered into employment agreements with Glenn S. White and Andrew R. Pourchier with regard to their continued service as President and Chief Executive Officer of The Bank and Executive Vice President of The Bank, respectively. Each agreement is for a twelve-month term and automatically extends for an additional twelve-month period on each anniversary of the agreement until the anniversary on which the Executive is 65. Neither agreement will be extended, however, if either party gives written notice to that effect at least 60 days prior to the next anniversary of the agreement. During the term of each agreement, the Bank has agreed to provide the applicable Executive with (a) an initial annual salary set by the Board of Directors of The Bank or a committee designated by the Board, plus reasonable increases due to increases in the cost of living and p erformance of the Executive, which may be increased annually at The Bank's discretion to reflect the Executive's performance and to maintain a compensation level comparable to that of a similarly situated executive in the financial services industry; (b) a bonus awarded by The Bank in its sole discretion; (c) reimbursement of initiation fees and dues associated with club memberships - Mr. White only, (d) the use of an automobile and reimbursement of reasonable expenses relating to its operation and maintenance;
(e) participation in employee benefit programs maintained for employees generally and those limited to senior executives; and (f) a Deferred Compensation Plan providing certain death and retirement benefits. In the event The Bank were to terminate either Executive's employment at any time, whether for cause or without cause, The Bank would give the Executive 30 days' prior written notice with severance pay equal to at least 30 days' salary, to be based upon the Executive's average monthly compensation (which is includable in his gross income) for the preceding 12-month period.


ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS AND MANAGEMENT

     The table below sets forth, as of March 17, 1998 information regarding the common stock of the Company owned (a) by each person who beneficially owns more than 5% of the common stock, (b) by each of the Company's Directors and (c) by all Directors and Executive Officers as a group:

						  Number of
						    Shares
			    Number      Percent     Subject      Percent
Name of Beneficial            of          of      to Warrants       of
Owner                       Shares (1)   Class    and Options     Class (2)


Robert A. Bradshaw          10,700          *             0          *
105 Merchants Drive
Norcross, GA  30093

James F. Brannan, Jr.       46,925        3.3%            0        3.1%
251 Hanarry Drive
Lawrenceville, GA  30045

W. Emmett Clower             5,274          *             0          *
2389 Scenic Highway
Snellville, GA  30078

Jean A. Coppage             19,329 (4)    1.3%            0        1.3%
3904 Ashford Lake Court
Atlanta, GA  30318

Edwin F. Forrest             1,250 (5)      *             0          *
2360 Bethelview Road
Cumming, GA  30130

David G. Hanna              38,310        2.7%            0        2.5%
1810 Marlboro Drive
Atlanta, GA  30350

J. Richard Norton, Sr.       5,100          *             0          *
1926 Oak Road
Snellville, GA  30078

Andrew R. Pourchier         40,615 (7)    2.8%        4,200 (8)    3.0%
688 Ford Avenue
Lawrenceville, GA  30045

John D. Stephens           557,752       38.9%            0       37.1%
1899 Parker Court
Stone Mountain, GA  30087

Judy A. Waters                   0          *             0          *
4251 Antelope Lane
Lithonia, GA  30058

Warren O. Wheeler           23,929 (9)    1.7%            0        1.6%
127 Peachtree St., N.E.
Atlanta, GA  30303-1845

Glenn S. White              39,181 (10)   2.7%       67,318 (11)   7.1%
1101 Summer Ridge Lane
Lawrenceville, GA  30244

Bobby W. Williams            1,000          *             0          *
1122 Rockbridge Road
Stone Mountain, GA  30087

All Directors and
Executive Officers as
a group (15 persons)        789,375     55.1%        71,518       57.2%

* Less than 1%

    (1) Except as otherwise indicated, the persons named in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Information as to beneficial ownership of common stock has been furnished by the respective persons listed in the table.

    (2) Based upon 1,432,477 shares outstanding as of March 17, 1998, as adjusted for options exercisable within sixty (60) days thereof, which are held by the indicated Directors.

    (3) Includes (a) 1,915 shares held by Mrs. Coppage as custodian for her son, as to which Mrs. Coppage disclaims beneficial ownership and
	 (b) 17,414 shares held by Dekalb Anesthesia Associates Pension Plan for W. Mark Coppage (deceased), as to which Mrs. Coppage disclaims beneficial ownership.

    (4)  Includes 1,250 shares held by Central Drywall, Inc. Profit Sharing
	 Plan.

    (5)  Includes (a) 39,135 shares owned directly by Mr. Pourchier and
	 (b) 1,480 shares held by Mr. Pourchier as custodian for his sons, as to which Mr. Pourchier disclaims beneficial ownership.

    (6) Includes 4,200 shares subject to presently exercisable options granted pursuant to the Company's Stock Option Plan.

    (7) Includes (a) 800 shares held by Mr. Wheeler as custodian for his daughters, as to which Mr. Wheeler disclaims beneficial ownership.

    (8)  Includes (a) 38,181 shares owned directly by Mr. White and
	 (b) 1,000 shares held by Mr. White as custodian for his son, as to which Mr. White disclaims beneficial ownership

    (9) Includes 67,318 shares subject to presently exercisable options granted pursuant to the Company's Stock Option Plan.



ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company anticipates that its Directors and Executive Officers, and the other organizations with which they are associated, will have banking transactions in the ordinary course of business with The Bank. Loans to such Directors and Executive Officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features.

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

     3.1 (1)        Articles of Incorporation.

     3.2 (1)        Bylaws.

     4.1 (1) Instruments Defining the Rights of Security Holders. (See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.)

    10.1 (1) (*)    Button Gwinnett Financial Corporation 1993 Stock Incentive
		    Plan.

    10.2 (1) (*)    Button Gwinnett Financial Corporation Non-Qualified Stock
		    Option Award (granted under the Button Gwinnett Financial
		    Corporation 1993 Stock Incentive Plan).

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

    10.5 (3) Agreement and Plan of Reorganization dated February 5, 1998, by and between Premier Bancshares, Inc. and Button Gwinnett Financial Corporation.

    21.1 (1)        Subsidiary of Button Gwinnett Financial Corporation

    23.1            Consent of Independent Public Accountants.

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

     (3) Incorporated herein by reference to Exhibit 2.1 to Premier Bancshares, Inc.'s Fork 8-K dated February 5, 1998
	  (File No. 1-12625).

     (*) Indicates a management contract or a compensatory plan or arrangement.

(b)  Reports on Form 8-K filed in the fourth quarter of 1997:  None.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



			 BUTTON GWINNETT FINANCIAL CORPORATION



			 By:/s/ Glenn S. White
				President

			 Date:  March 27, 1998



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

Signature                      Title                         Date


/s/ Robert A. Bradshaw        Director                  March 27, 1998


/s/ James F. Brannan, Jr.     Director                  March 27, 1998


/s/ W. Emmett Clower          Director                  March 27, 1998


/s/ Jean A. Coppage           Director                  March 27, 1998


/s/ Edwin F. Forrest          Director                  March 27, 1998


/s/ David G. Hanna            Director                  March 27, 1998


/S/ J. Richard Norton, Sr.    Director                  March 27, 1998


/s/ Andrew R. Pourchier       Vice President/           March 27, 1998
			      Secretary/Treasurer
			      Director (Principal
			      Financial and Accounting
			      Officer)

/s/ John D. Stephens          Chairman of the Board/
			      Director                  March 27, 1998


/s/ Judy A. Waters            Director                  March 27, 1998


/s/ Warren O. Wheeler         Director                  March 27, 1998


/s/ Glenn S. White            President/Director        March 27, 1998
			      (Principal Executive
			      Officer

/s/ Bobby W. Williams         Director                  March 27, 1998