Form 10QSB
period 1998-03-31
BUTTON GWINNETT FINANCIAL CORP
filed 1998-05-15
CIK 813613

FORM 10-QSB

   SECURITIES AND EXCHANGE COMMISSION
      WASHINGTON, D.C.  20549
 _
|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
	 For the quarterly period ended March 31, 1998
 _
|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
	ACT

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

			  Yes __XX____   No______

APPLICABLE ONLY TO CORPORATE ISSUERS

       Class                     Outstanding at March 31, 1998
----------------------------    ---------------------------------
Common Stock, $.01 Par Value                 1,432,477

Transitional Small Business Disclosure Format (check one):

			  Yes ______   No__XX____



	      BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY

INDEX

Part I.  Financial Information                           Page No.

	 Consolidated Balance Sheet - March 31, 1998           3

	 Consolidated Statements of Income - Three Months
	 Ended March 31, 1998 and 1997                         4

	 Consolidated Statements of Cash Flows -
	 Three Months Ended March 31, 1998 and 1997            5

	 Notes To Consolidated Financial Statements            6

	 Management's Discussion and Analysis of
	 Financial Condition and Results of Operations     7 - 9

Part II. Other Information

	 Item 6 - Exhibits and reports on Form 8-K            11

PART I.  FINANCIAL INFORMATION

	      BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
			  CONSOLIDATED BALANCE SHEET
				(UNAUDITED)

						      March 31
ASSETS                                                  1998

Cash and due from banks                             $13,038,175
Investment securities, approximate
  market value of $39,335,014                        39,146,920
Federal funds sold                                   15,900,000

    Total Cash and Investments                       68,085,095

Loans                                               148,236,084
  Less reserve for loan losses                       (2,609,246)

    Net loans                                       145,626,838

Premises & equipment, net                             3,842,767
Other assets                                          2,535,930

						   $220,090,630
						   ============

LIABILITIES & STOCKHOLDERS' EQUITY

Deposits:
  Demand                                           $ 54,935,517
  Interest-bearing demand                            67,642,050
  Savings                                             4,705,536
  Time over $100,000                                 25,160,042
  Time under $100,000                                41,210,012

    Total deposits                                 $193,653,157

Other liabilities                                     2,021,684

	 Total liabilities                         $195,674,841

Stockholders' Equity
  Common stock $.01 par, 5,000,000
    authorized; 1,527,639 shares issued            $     15,276
  Surplus                                            13,334,987
Retained earnings                                    12,251,715

						   $ 25,601,978
  Less cost of shares acquired for the
    treasury, 95,162 shares                           1,186,189

	 Total stockholders' equity                  24,415,789

						   $220,090,630
						   ============


	 BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
		CONSOLIDATED STATEMENTS OF INCOME
			   (UNAUDITED)
					  Three Months Ended
					      March 31
					 1998              1997

Interest income:
  Interest and fees on loans          $3,756,050       $3,190,782
  Interest on taxable investments        468,249          430,810
  Interest on nontaxable investments      33,874           41,308
  Interest on bank deposits and
    other investments                    112,240            6,575
  Interest on Federal Funds Sold          98,361          208,584

				      $4,468,774       $3,878,059


Interest expense:
  Deposits                            $1,509,145       $1,325,476

				      $1,509,145       $1,325,476

Net interest income before provision
    for loan losses                   $2,959,629       $2,552,583

Provision for loan loss                   30,000           75,000

  Net interest income                 $2,929,629       $2,477,583

Other income
  Service charges on
    deposit accounts                  $  215,697       $  184,564
  Other income                            97,648           83,673

				      $  313,345       $  268,237

Other expense
  Salaries & employee benefits        $  662,714       $  607,310
  Equipment expense                       44,783           58,639
  Occupancy expense                       45,553           43,482
  Other operating expenses               333,269          232,259

				      $1,086,319       $  941,690

Net income before applicable
  income taxes                        $2,156,655       $1,804,130

Applicable income taxes                  783,900          645,000

  Net income                          $1,372,755       $1,159,130
				      ==========       ==========

Basic earnings per common share       $     0.96       $     0.85
				      ==========       ==========

Diluted earnings per common share     $     0.92       $     0.79
				      ==========       ==========

Dividends per share of common stock   $     1.00       $     0.60
				      ==========       ==========

	  BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
		 CONSOLIDATED STATEMENTS OF CASH FLOWS
			     (UNAUDITED)
					  Three Months Ended
						March 31
					  1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                            $1,372,755      $1,159,130

Adjustments to reconcile net income
  to net cash provided by
  operating activities
  Depreciation                            40,447          45,883
  Provision for loan losses               30,000          75,000
  Increase in taxes payable              665,277         645,000
  (Increase) in interest receivable      (27,655)        (64,735)
  (Decrease) in interest payable        (152,125)        (47,638)
  Other prepaids, deferrals and
    accruals, net                        (65,260)        694,030
       Total adjustments                $490,684      $1,347,540

Net cash provided by
  operating activities                $1,863,439      $2,506,670

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities  (1,598,589)     (5,189,298)
  Proceeds from the maturity of
    investment securities              7,992,289         895,000
  (Increase) Decrease in Bank
    Owned CD's                           500,000        (500,000)
  Purchases of premises and
    equipment, net                       (10,090)       (425,000)
  (Increase) decrease in loans, net   (3,383,591)         58,354
  (Increase) decrease in federal
    funds sold, net                   (9,135,000)      6,290,000

Net cash provided by (used in)
  investing activities               ($5,634,981)     $1,129,056

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net           $4,433,518       ($704,714)
  Cash paid for treasury stock                 0        (926,499)
  Proceeds from exercise of
    stock options                              0         235,940
  Cash dividends paid
    to shareholders                   (1,432,477)       (816,518)

Net cash provided by (used in)
    financing activities              $3,001,041     ($2,211,791)

Net increase (decrease) in cash
  and due from banks                   ($770,501)     $1,423,935

Cash and due from banks,
  beginning of period                 13,808,676       9,823,064

Cash and due from banks,
  ending of period                   $13,038,175     $11,246,999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                           $ 1,661,272     $ 1,373,114
  Income taxes                       $   150,419     $         0

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

	  The results of operations for the three months ended
	  March 31, 1998 are not necessarily indicative of the results to be expected for the full year.



Note 2.   Earnings Per Common Share

	  Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of common shares outstanding and potential common shares. Potential common shares consist of stock options.

	  The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

				 Quarter Ended March 31, 1998
					Weighted-Average
				Net
			      Income         Shares     Per Share
			     (Numerator)   (Denominator)   Amount

Basic EPS                    $1,372,755      1,432,477     $0.96
Effect of
  Dilutive Securities
    Stock Options                    --        63,327
Diluted EPS                  $1,372,755     1,495,804      $0.92


				Quarter Ended March 31, 1997
					Weighted-Average
				Net
			      Income         Shares     Per Share
			    (Numerator)   (Denominator)   Amount

Basic EPS                    $1,159,130     1,365,358      $0.85
Effect of
  Dilutive Securities
    Stock Options                    --       104,031
Diluted EPS                  $1,159,130     1,469,389      $0.79



Note 3. On February 5, 1998, the Company entered into an Agreement and Plan of Reorganization with Premier Bancshares, Inc. ("Premier") of Atlanta, Georgia. Under this agreement, the Company will merge with and into Premier. Upon consummation of the merger, each share of Company stock will be converted into and exchanged for the right to receive 3.885 shares of Premier stock, subject to possible adjustment as defined in the agreement. Consummation is subject to certain conditions, including regulatory and stockholder approval.


Note 4. The Board of Directors of the Company, by resolution dated as of April 29, 1998, restructured the $1.00 per share dividend as a dividend of $0.72 per share with the balance of $0.28 per share to be attributed to a subsequent quarter prior to consummation of the proposed merger with Premier.


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

Financial Condition

As of March 31, 1998, the Company experienced an increase in total assets of 2.28%, as compared to December 31, 1997. Total loans increased $3,426,902 during this period or approximately 2.36%%. Deposits increased $4,433,518 or 2.34% during this period.

Liquidity

As of March 31, 1998, the liquidity rate was 34.8%, which management considers to be adequate to meet the Company's funding needs. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities.

Capital

Banking regulations require the banks and bank holding companies to maintain minimum capital ratios to assets. At March 31, 1998, the Company's capital ratios on a consolidated basis exceeded the required ratios as follows:

						    Regulatory
					Actual      Requirement

     Leverage capital ratio             11.09%         4.00%
     Risk based capital ratios:
     Core capital                       14.85%         4.00%
     Total capital                      16.10%         8.00%



	   BUTTON GWINNETT FINANCIAL CORPORATION & SUBSIDIARY
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		       AND RESULTS OF OPERATIONS

Results of Operations

Net interest income for the three months ended March 31, 1998 increased 15.95% to $2,959,629 over the $2,552,583 for the same period in 1997. Interest income for the three month period increased $590,715 or 15.23%, while interest expense increased $183,669 or 13.86%. The interest income increase was due an increase in commercial loans and bank investments. The increase in interest expense is attributable to an increase in interest bearing demand deposits which are a result of the marketing efforts of the bank.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings totaled $30,000 during the first quarter of 1998 and $75,000 in the same period of 1997. The decreased provision in 1998 resulted from management's evaluation of the loan portfolio and minimal losses during the year. Management considers the allowance adequate to cover potential losses in the loan portfolio.

Total other income increased approximately $45,108 or 16.82% to $313,345 as compared to $268,237 for the same period 1997. The increase in service charges on deposit accounts is due to an increase in the amount charged for non-sufficient fees. The increase in other income is primarily due to an increase in mortgage loan origination fees, safe deposit box rent and check printing charges as compared to the same period in 1997.

Total other expenses increased approximately 15.36% to $1,086,319 as compared to $941,690 during the first quarter of 1997. The increase in salaries and employee benefits was due to salary increases and other personnel expenses. The decrease in equipment expense is attributed to a reduction in depreciation expense and equipment repairs. There was minimal change in occupancy expense. Other operating expenses increased by approximately $101,000. There was an increase of approximately $32,000 in FDIC Insurance Premiums as compared to the same period in 1997. This is due to a refund from the BIF/SAIF funds during the first quarter of 1997. Other real estate expense increased $20,000 over the prior period which is attributable to a recovery on expenses from property that was sold during the first quarter of 1997, which is inapplicable to the first quarter of 1998. An increase of $16,000 is related to marketing/advertising and public relations expenses; a $13,000 increase is attributable to miscellaneous fees; a $13,000 increase in legal and professional expenses associated with the proposed merger expenses and an approximate $4,000 increase in telephone expense over the same period of 1997 is attributable to the installation of a new telephone system.

Net income increased for the three-month period ended
March 31, 1998 by $213,625 as compared to the same period in 1997. This increase is attributable to more efficient operations of the bank and over all growth of earning assets of the bank.

Year 2000

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for data processing. There is concern among industry experts that commending on January 1,2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. Management of the Company has assessed the electronic systems, programs, applications, and other electronic components used in its operations and is currently in the process of determining the costs that will be incurred in connection with the Year 2000 issue.

The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits. -    None


(b)  Reports on Form 8-K. - The Company filed a Form 8-K dated
     February 13, 1998 to report its proposed merger with Premier in Item 1.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			 BUTTON GWINNETT FINANCIAL CORPORATION


Date: 5/14/98            By:/s/ Glenn S. White
			    Glenn S. White
			    President
			   (Principal Executive Officer)



Date: 5/14/98            By:/s/ Andrew R. Pourchier
			    Andrew R. Pourchier
			    Vice President and
			    Secretary-Treasurer
			   (Principal Financial Officer)